Form 10KSB/A
period 1996-12-31
BUSINESS NET INTERNATIONAL INC
filed 1997-04-28
CIK 847467

[/FILER]
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON APRIL 16, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION. (INCLUDING ADDITIONAL
                          INFORMATION)

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         Form 10-KSB/A

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 1996.Commission File No. 33-27652-NY


        BusinessNet International Inc. and Subsidiaries
(Exact name of registrant as specified in its charter)



Delaware
22-2946374


(State or other jurisdiction of
incorporation or organization)
(IRS Employer Identification No.)


(Address of Principal Executive Offices)


Registrant's telephone number, including area code:(203) 328-3071

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                  Common stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

 Yes:   X                      No:

Transitional Small Business Disclosure Format:

 Yes:   X                      No:


The number of shares outstanding of the registrant's classes of common stock as of December 31, 1996 is 15,824,010 shares of $.01 par value common stock.
                    DOCUMENTS INCORPORATED BY REFERENCE

The details of the merger between Navigato International, Inc. and Dubesco Holdings U.K. Ltd.
are set forth and incorporated by reference on Form 8-K filed with the Securities and
Exchange Commission on June 7, 1996.


                        SUPPLEMENTAL INFORMATION

See "Supplemental Information and Exhibits" with respect to additional documents furnished or to be furnished to the Securities and Exchange Commission but not deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section
18 of the Securities Act.

Affiliates for the purposes of this item refer to the officers, directors and/or any persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

          BusinessNet International Inc. and Subsidiaries

                            FORM 10-KSB,
                 Fiscal Year Ended December 31, 1996


                         TABLE OF CONTENTS


PART I

Item 1- Business                                                      3
Item 2- Properties                                                   10
Item 3- Legal Proceedings                                            11
Item 4- Submission of Matters to a Vote of Security Holders          12

PART II
Item 5 - Market for Registrant's Common Equity and Related Stockholders
        Matters                                                      12
Item 6 - Management's Discussion and Analysis of Financial Condition
        and Results and Plan of Operations                           13
Item 7 - Financial Statement and Supplementary Data                  17
Item 8 - Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure                                         18

PART III
Item 9 - Directors and Executive Officers of the Registrant          18
Item 10- Executive Compensation                                      19
Item 11- Security Ownership of Certain Beneficial Owners and Management20
Item 12- Certain Relationships and Related Transactions              21

PART IV
Item 13 -Exhibits, Schedules and Reports on Form 8-K                 22

Signatures                                                           23

                             PART I
Item 1 - Business

GENERAL

BusinessNet International, Inc. (the "Company"), formerly known as Navigato International, Inc. ( formerly known as Portfolio Publishing, Inc. ), was incorporated under the laws of the State of Delaware on January 10, 1989.

In January, 1994 the Company acquired 100% of the capital stock of Navigato A/S, a development stage company located in Skive, Denmark which develops, manufactures and markets GPS (satellite-based) fleet management systems. With the acquisition of Navigato A/S in January, 1994, the Company ceased all aspects of its former publishing business and focused its business exclusively on fleet management.

Recent Acquisition
On June 5, 1996, the Registrant acquired 100% of the issued and outstanding stock of BusinessNet U.K. Limited (formerly, Dubesco U.K. Limited), a United Kingdom corporation. BusinessNet was primarily a financial services company.

During 1996, a structural reorganization of the Company was completed whereby reportable business segments were created. The business segment concept is intended to create focused business elements where objectives and performance can be established and evaluated by segments so as to produce a synergistic impact on the resource allocation and underlying value of the overall business.

Consequently, the Company is presently composed of two subsidiaries Navigato A/S and one European holding company, BusinessNet Europe, Ltd.

BusinessNet Europe, Ltd. owns 100% of the common stock of BusinessNet Holding A/S which in turn owns 100% of the common stock of seven subsidiary companies three of which are active operating companies delivering: Financial Services and Internet Services. These three operating companies are more fully described below in addition to Navigato A/S.

OPERATING COMPANIES

Options Invest Danmark A/S - provides financial consulting and brokerage services with 37 investment consultants and financial experts. Options Invest Danmark A/S-was organized in 1991 and is located in Copenhagen, Denmark.

Stock Options A/S - provides clients investment advice and strategies on trading international stocks, options, and other financial instruments. Stock Options A/S was organized in 1993 and is located in Aarhus, the second largest city in Denmark.

Navigato A/S -an Information Technology ("IT") company which develops and markets communications systems and custom software for fleet management applications. Its administrative and manufacturing activities are located in one facility in Skive, Denmark. Prior to the June 4, 1996 merger with Dubesco U.K. Ltd., Navigato
A/S was deemed the Registrant of the Company.









BusinessNet Danmark A/S - is an Internet service provider which was organized in
1996. This IT company designs, installs and services websites. It provides a comprehensive suite of products and services, including E-mail, homepage and full web design, and other custom solutions via the Internet. BusinessNet Danmark A/S maintains a large data center in Copenhagen, Denmark and offers its customers on-line services for a monthly fee

The Company maintains executiv e and administrative offices at  Harbour
Square,
700 Canal Street, Stamford, CT  06902. The telephone number is (203) 328-3071.

BUSINESS SEGMENTS

Financial services:
The financial services segment consists of the operating subsidiaries of Options
Invest Danmark A/S and Stock Options A/S which are located in Copenhagen and Aarhus, respectively.

These financial services companies provide research, trading strategies and portfolio management to over 5,000 mainly business clients. The main focus of financial service companies is short-term options trading. As a result of this most of the trading is in high risk financial products.

It is the long term intention to expand the business to include more conservative clients with a wider range of investment activities. In this respect it would be natural to also expand the product range to include more conservative investment products and fund managing. Any eventual expansion on the product side would likely be innovative investment products, and/or high quality investment service.

The group has professional relationships with numerous brokerage firms and investment firms in Europe. The financial services group strives to tailor its financial services to meet its individual customer requirements. Options Invest
Danmark A/S was established in 1991 and is believed to be the oldest options trading business in Denmark.

Information technology:
Navigato A/S- (the "company") designs, manufacturers and markets IT solutions for the transportation industry, including cargo management and logistics systems, booking and dispatch systems, trailer identification and information systems. The
Company's main product, the Navigato FMS 200, was released during the fourth quarter of 1994. Navigato FMS 200 is designed to provide advanced solutions for the transport industry. The Navigato Base Station serves as the central processor/receiver for the system and is generally located in the central dispatch office. A Navigato FMS -200 unit is placed in each fleet vehicle to be included in the system. By extending the company communication and information system, the client can gather and transmit all information necessary to monitor and optimize transport resources and thus bring down operating costs. The Navigato Base Station is designed with an open architecture to interface with existing fleet dispatch programs and other commercial management information systems.

The Navigato FMS 200 consists of the Navigato Inmarsat-C transceiver; the AXIS 200 combined GPS and on-board computer and the MDT 200 user terminal. By using the two satellite systems, Inmarsat-C and GPS, the Navigato FMS 200 system is capable of providing unlimited geographic coverage. For regional or local use, clients have the added option of substituting the Inmarsat-C transceiver with a cellular phone or a mobile data radio.

During 1996, the Company substantially extended its fleet management capabilities
with an proprietary end-to-end solution product called TailTag . The TailTag device allows the driver of the tractor to communicate with its companion
trailer.    TailTag  provides  electronic trailer identification to the tractor
using the vehicles existing electrical wiring system. The Company has applied for worldwide patents on the product and its principles. TailTag system has the added capability to locate and monitor the status of remote trailers equipped with this device. Industry statistics report an average of approximately 5 trailers for every tractor.

The Company believes that the TailTag system is unique with respect to trailer identification systems. TailTag does not employ the standard Radio Frequency
(RF) method of data transmission. Consequently, it does not require the prior approval by any regulatory agency governing the use of radio communication. In contrast to other competitive products, TailTag does not require extra wires between the tractor and the trailer since TailTag uses only existing electrical wiring for its installation.

The Company has under development a product called CarTag . CarTag contains a proprietary infra-red device ( i.e. wireless) which is installed in a vehicle. When such vehicle is removed without authorization, the infra-red device is activated by a transceiver located at a central dispatch. The transceiver will send out a data signal which searches and rapidly determines the exact location
(within approximately 30 meters) of the vehicle in question. This signal is not audible to the driver of the vehicle. The Company has already received from the regulatory body in Denmark a communications license for CarTag. Presently, the Company has no specific plan or timetable to begin manufacturing and marketing of CarTag .

BusinessNet Danmark A/S, - Internet business, in 1996, the Company decided to leverage its expertise in providing real-time information and began late in 1996 to offer Internet users, mainly small to medium-sized businesses a line of integrated Internet solutions.

Internet services help existing and potential customers establish their own on-line presence with a custom domain name and web site. The Company provides hardware, software, service and support to deliver a custom Internet access that meets each clients specific requirements, either at their individual site or from client servers installed at the Company.

The Company believes that it offers affordable state-of-the-art web-presence solutions to a wide range of business clients, by internally developing complex, efficient and also graphical high quality websites. Such projects tend to be long term in nature can cost thousands of dollars and take months to complete design and install.

The Company attempts to customize many aspects of creating and maintaining websites, including individually designed response forms, on-line reports that shows how many visitors are reaching your site, easy ways for visitors to download selected information, and easy to implement shopping opportunities on the website.

The Company believes that it has the latest multi processor hardware and client servers to provide for a fast, responsive Internet presence. The Company has a state-of-the-art data center, customer support and design engineers to provide continuous service. During 1996, the Company was selected as the Microsoft Explorer download site. At December 31, 1996, the Company has a roster of approximately 650 clients and is growing at the rate of approximately 100-150 new clients per month.

MARKETING AND DISTRIBUTION

The company concentrates its marketing and distribution activities in three distinct areas.

Financial Services
The Company expends its primary marketing efforts targeting new customers primarily from telemarketing and the primary referrals it receives from established clients. It publishes periodic Newsletters and other in house generated material to promote its services and keep its clients appraised of important financial developments and financial market trends.

Fleet Management Products
The Fleet Management products are marketed by distributors, except for in Denmark and Sweden where the Company maintains personnel to market directly to the end users.

The Company currently has established distributors in the following countries/areas:

South Africa & Namibia, Singapore, Malaysia, Hong Kong & China, United Arab Emirates, Hungary, Germany, Italy and Belgium.

The distribution agreements referred to above generally require each distributors to carry out local advertising and marketing initiatives. These initiatives are incorporated in each distributor contract and closely monitored by the Company. The Company supplies its distributors with advertising, product literature and selected promotional material.

The Company regularly participates in trade shows and fairs. This is either done by the Company or by one of its partners or by its distributors. The distributor's participation in selected trade shows is often contracted as part of the distributor agreement.

In addition to the established distributorships, the Company utilizes other types of distribution assistance for its products in Sweden, Kuwait, and Saudi Arabia.

The company advertises its products in industry periodicals, magazines and trade journals.

During fiscal 1997, the Company will continue its distribution efforts with added emphasis on marketing and enhancing its technologies and on broadening its geographical distribution.

Internet Products and Services
The Company plans to make its Internet operation a central focus for diversification and for building the overall business of the Company.

It intends to concentrate its marketing strategy primarily with small and mid-sized business and with the home and the home office markets. The Company advertises it products and services in a number of local PC magazines. These magazines and promotional material, plus a direct mail program are aimed at getting the Internet product introduced to the retail consumer market.

Such strategic efforts will largely determine the success in building a leading market presence. The Company also lists its service in catalogs of various mail order companies.

The company currently has 32 sales persons and consultants who target the small and mid-sized business, partly by telemarketing and partly by fieldwork. These people generally work with new products and existing customers to define their web site needs and assist in the installation and training of new users.






The Company also seeks to establish alliances with leading suppliers of products and technologies, similar to a recent marketing alliance concluded with Microsoft. Under this agreement BusinessNet Danmark and Microsoft agreed to make the Microsoft Internet Explorer and other Microsoft Internet software available for local downloads on BusinessNet servers.

MANUFACTURING

Fleet management
The Company maintains no manufacturing facilities and conducts limited assembly operations on site at Skive, Denmark. The Company has chosen to have all manufacturing operations performed by outside contractors so as to minimize personnel and capital requirements and maximize the flexibility of its operations. The Company does not anticipate manufacturing printed circuit boards for any of its fleet management products in its own facility in the foreseeable future, although significant revenue growth in the future may cause the Company to consider developing its own manufacturing facility for some or all of its production requirements.

Most of the electrical and circuit board components are "off-the-shelf" items, for which a number of suppliers are readily available. For a small number of raw materials that are not so readily available, the Company believes that it would be able to find alternative sources. The Company carefully monitors the performance of its key suppliers.

COMPETITION

Financial Services
The Company is one of few local companies that provide a specialized service for primarily option trading, combined with aggressive marketing of other investment instruments in Denmark. Many other larger financial services companies are present in Denmark and other countries in Europe and would represent significant competition if they decided to establish new entities or affiliates that specialized in, and aggressively marketed similar high risk and innovative investment opportunities. Most of these potential competitors have far greater resources and name recognition than the Company.

Fleet Management
There are a number of fleet management companies that compete successfully in certain countries or geographic regions in which the Company maintains a marketing presence. The majority of the Company's competitors have greater resources than the Company. The Company believes that product reliability and quality, performance, service, support, and price are among the most important factors with respect to the ultimate commercial success of its fleet management products. Marketing and brand recognition also play a role in competing for the acceptance of its fleet management products.

Internet Services
The Company became one of the first companies to recognize the Internet's full business potential. Beginning in 1996, it decided to develop a complete offering of electronic communication services tailored to meet the needs of growing businesses and residential users.

It established an independent company called BusinessNet Danmark A/S in February
1996 with the mission to revolutionize the way local businesses communicate and promote products and brand names. BusinessNet Danmark designs, develops and services easy-to-use turnkey Internet solutions.

This business is subject to significant competition. Competition exists from a few substantially larger companies that possess far greater technical, financial, sales and marketing resources than the Company, and from a large number of smaller competitors.
As of today the Company believes that the huge market for Internet services and turnkey Internet solutions leaves ample room for many participants in the marketplace.

The Company believes that competition from new entrants will increase as the commercial market for Internet products and services continues to expand. There can be no assurance that the Company will not experience increased competition in the future. Such increased competition may have a material adverse effect on the Company's ability to successfully market its products and services. However, the Company believes that through research and development and aggressive marketing it can successfully compete and secure a portion of this growing market.

MAJOR CUSTOMERS

For the two years ended December 31, 1996, there were no customers that accounted for more than 10% of the Company's sales.

EMPLOYEES

At December 31, 1996 the Company employed the following persons:

Financial Services:
Total employed 70 persons (66 investment consultants, 4 brokers)

Fleet Management:
Total employed 9 persons (3 in sales, 5 in research & development, 1 in administration)

Internet Services:
Total employed 51 persons (32 in sales, 15 in research, development & support, 4 in administration)

Administration and executive:
Total employed 24 persons

In addition the Company uses temporary personnel on an as-needed basis, which it believes affords operating flexibility. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel.

Item 2 - Properties

The Company's principal facilities are as follows:

Location
Square
Meters
Operations


Stamford, CT
15
Corporate administration


Copenhagen, Demark
1,300
Financial services:
Sales and administration


Dalgas Avenue, Aarhus,
Denmark
500
Financial services:
Sales and administration


Skive, Denmark
1,000
Fleet management operations:
Manufacturing, management,
research & development, sales and
marketing


Hellerup, Denmark
1,400
Internet services: Research &
development, sales and management


Marselisborg Havn, Aarhus,
Denmark
350
Internet services: Sales






All of the Company's principal facilities are occupied under long-term leases, except the location on Dalgas Boulevard in Aarhus which is company owned. The Company believes that its existing facilities are well-maintained and in good operating condition and that they are adequate for the immediately foreseeable business needs.
Item 3 - Legal Proceedings

The company, mainly through the financial service business is involved in a number of legal proceedings.

Most of the claims have been issued by the company, against former clients. In total the company has issued claims of more than $2 million. The company has, with few exceptions, made provisions for the outstanding receivable.

Claims and counter claims in excess of $1 million have been issued against the Company. In regard to the claims where the Company regards the upcoming legal proceedings as a liability, the Company has made provisions for these claims and counter claims.

Of the legal proceedings, one suit both by size and circumstances should be noted:

In the third quarter of 1996 a former customer reversed checks previously paid to one of the company's subsidiary's, Options Invest of Denmark, totaling $1,066,000. This receivable is the subject of litigation under Danish law, as it represents checks that were paid to the Company for investment transactions and honored (prior to June 30, 1996) and previously reflected in the Company's financial statements as either commission revenue or reduction of cost and expenses. As a consequence of an internal agreement between Danish banks, the customers bank was allowed to debit the checks directly from the bank account of the Company in the form of the reversal of the checks previously paid. The Company's former customer alleges that the checks, that were signed solely by the
Chief Financial Officer of the client, were false. The rationale of the former customer's claim is that the internal rules of the client called for two signatures on the checks, a position which had never been disclosed to the company, nor indicated on the checks paid to the company and which the company considers without merit and will vigorously protest.

The Company has commenced legal action whereby the Company seeks retribution from the customer, the customer's bank and the customer's CFO. The customer has initiated legal actions seeking the return of approximately $180,000 of fees paid by wire which the Company has refused to return the former customer.

In the lawsuits filed by the Company, the customer's bank is named and is considered to be the most probable source of payment. The lawsuit claims that the reversal of checks was inappropriate. In addition it is believed that the bank incorrectly applied the proceeds of the reversed checks against other debts it had sought to collect from the former customer. The customer's former Chief Financial Officer also has been named.

For the period ended December 31, 1996, the Company has taken a one-time charge of $1,066,00. The charge has been taken solely because it is anticipated that the ongoing legal proceedings will take years to settle. In the interest of conservatism, management has therefore found it prudent to take a one-time charge and persue legal recovery in the courts.

The Company does not believe that the pending legal actions will result in any additional material adverse impact to the Company. The Company further believes that there are reasonable chances of winning the suit, and has included in its claim against the customers bank and former customer both interest and the reimbursement of legal fees.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the fourth quarter of the year.

                            PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholders
     Matters

(a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: BUII) for the four quarters of 1996 and 1995, respectively, as reported by the National Quotation Bureau, Inc.

                         HIGH   LOW          HIGH    LOW
 1995                       BID PRICES       ASK PRICES

 January 1 - March 31             1 1/2                 7/8        1 1/2
  1 1/8
 April 1 - June 30                  7/8                 3/8          3/4
    3/4
 July 1 - September 30              3/8                5/16          3/4
   7/16
 October 1 - December 31           5/16                3/16        11/16
   7/16


                         HIGH   LOW          HIGH    LOW
 1996                       BID PRICES       ASK PRICES

 January 1 - March 31              9/16                 1/8          5/8
   5/32
 April 1 - June 30                1 3/4                3/16        1 7/8
    1/4
 July 1 - September 30            1 7/8                 3/4            2
    7/8
 October 1 - December 31          2 1/8                   1        2 3/8
  1 1/8

Sales prices do not include commissions or other adjustments to the selling price.

(b) Holders- As of April 14, 1997 there were approximately 93 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 200.

(c) Dividends - The Company has not paid or declared any dividends upon its common stock and it intends for the foreseeable future to retain any earnings to support the growth of its business. Any payment of cash dividends in the future, as determined at the discretion of the Board of Directors, will be dependent upon the Company's earnings and financial condition, capital requirements, and other factors deemed relevant.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results and Plan of Operations

RESULTS OF OPERATIONS

Twelve months Ended December 1996 vs. December 1995
Total revenue for the twelve month period ended December 31, 1996 was $21,900,349, compared to $20,487,055 for the twelve month period ended December
31, 1995, representing a increase of 6.9%

During 1996 and 1995, respectively, the Financial Division accounted for $21,110,944 and $19,960,141, representing 96.49% and 97.49% of total revenues, respectively. Interest and dividends revenue totaled $240,249 and $203,104 for the two years ended 1996 and 1995, respectively. Overall financial services activity increased due primarily to strong security markets during the fourth quarter. As a result sales in the Financial Division grew satisfactory during the fourth quarter. Financial Services first quarter 1997 sales are expected to be very satisfactory.

Total revenues in the IT group, for the twelve months ending December 31, 1996 rose to $549,156 as compared to $323,810 for the prior year. The IT group consists of Internet Services and Fleet Management operations.

The Fleet Management operations performance was well below expectations for the year. Navigato A/S contributed with sales of $72,687 for fiscal 1996. For the year ended December 31, 1995, Navigato realized revenues totaling $323,810. The
Fleet management business had a high number of inquiries during the year, but received only few orders.

Activities during fourth quarter mainly focused on establishing good relations with potential clients and business partners. These activities have resulted in a number of very important orders in the first quarter of 1997, more than doubling the companies installed base and number of clients. One of these orders was from The National Bank of Saudi Arabia, which is regarded as an important reference. This is expected to aide Navigato's marketing efforts especially in the region.

Another positive result of the activities in the fourth quarter of 1996, was an agreement with Nokia Mobile Phones Ltd., which extends the functionality of the fleet management products. This agreement was completed in the first quarter of
1997.

The Internet business contributed $290,238 to sales and thereby continued to improve sales with fourth quarter revenues making up $175,816 or 60.6% of the total Internet sales for fiscal 1996. The improvement was however at a slower pace than anticipated. The order backlog grew at a faster pace than sales, indicating a longer delivery time, primarily due to a different mix of sales than expected. The number of Internet customers was approximately 650 at December 31,
1996, all of which were new customers for the Company in 1996. The business transacted with these customers varies from establishing a domain name for approximately $260 to website and installation projects that are priced from $850 to $26,000 per site, with the average revenue realized per site of approximately $1,700. The improvement in Internet sales is continuing into fiscal
1997. First quarter sales are expected to match or even exceed total sales for fiscal 1996.

Operating expenses increased from $17,064,218 in fiscal 1995 to $19,356,381 in fiscal 1996, representing an increase of $2,292,163. Within the various categories of operating expense, selling and administrative expenses rose $3,863,464 to $15,425,185, reflecting higher personnel costs resulting from the general expansion of the business and the formation of the Internet services company. Selling and administrative expenses rose to support a higher revenue level and to scale up the Company's emergence as a full service Internet Service
Provider (ISP). New selling and marketing programs for fiscal 1996 included the realignment of Navigato's sales and support operation along new geographical lines, the launching of a major marketing campaign for the ISP company, and the opening of a new sales office in Aarhus. Research and development cost rose to
$689,940 from $202,155, representing an increase of $487,785. Prior to the acquisition, the exclusive focus of the Company's research and development activities had been to improve its fleet management and vehicle security products. During 1996, there were significant development expenses incurred for writing Internet software and documentation that were not present during fiscal
1995. The Company anticipates that R & D will continue in future years, but grow at a slower rate than before.

The twelve months ended December 31, 1996 resulted in a loss of $1,957,221, as compared to an income of $1,036,373 for the twelve months ended December 31, 1995. The disappointing results for 1996 were mainly due to circumstances which management believes are unlikely to be repeated in the future. The two major single factors behind the result are a net loss of approximately $2.24 million on financial assets above the normal expected principle trading loss which is expected from the Company's trading policy and a net loss of approximately $1.06 million on clients receivable in the financial division, which is discussed at length in "legal proceedings". Excluding non-recurring losses of approximately $3.62 million the group's result would have been a net income of approximately $1.66 million

Since the financial companies main revenue is derived from commissions on short term trading, lack of volatility is considered a commercial risk.

The intent of the financial division's policy on trading for its own account, is to hedge against this commercial risk. Generally, the financial division would realize trading losses in periods with large market movement, especially in prolonged bull markets. As a result of a deviation from policy, the Company recorded a large trading loss during the fourth quarter. Management believes that when a hedge is established, any loss on financial assets will usually be more than offset by commissions from the core business and the hedge.

The unfortunate combination of circumstances in the fourth quarter of 1996 led to a total loss of approximately $4.0 million. Management decisions and human error accounted for approximately $2.24 million of the loss on financial assets, the other approximately $1.76 million was deemed a result of normal policy.

The breakdown that took place in the fourth quarter made it evident that the procedures for taking and handling customer orders needed to be strengthened. As a consequence procedures have been changed, and the new method to institute and execute an order is in place. It is the management's belief that the steps already taken should minimize the risk for a recurrence of such future losses.

In the fourth quarter the financial division also took a loss of approximately $1.38 million on clients receivable. The main part of this loss relates to the situation mentioned in our quarterly report on Form 10-QSB for the period ended
September 30, 1996. (See also Note 9 to the financial statements and "legal proceedings").

However it is anticipated that the ongoing lawsuits will take years to settle. Management decided that it would be more prudent to take a one time charge at this early stage.

The financial division had a fourth quarter net loss of approximately $1.67 million including non-recurring losses of approximately $3.62 million. Exclusive of the non-recurring losses, the financial division would have had an operating profit of approximately $1.95 million.



EFFECT OF INFLATION ON OPERATION

To date inflation has not had a significant impact on the Company's operating results.

SEASONALITY

The Company's business as a whole has not experienced significant seasonal fluctuations, although the financial services business experiences a lower volume of business during the summer months due to vacations.

CAPITAL RESOURCES AND LIQUIDITY

On February 1, 1994, the Company completed the acquisition of Navigato A/S, a Danish corporation, through the issuance of 3,400,000 shares of Common Stock of the Company. In addition, the Company simultaneously completed the sale of 1,200,000 shares of Common Stock to certain foreign investors for total aggregate consideration of $1,200,000.

On March 31, 1995 the Company completed an additional Regulation S offering of 500,000 shares, each sold for $1.125 per share. This generated net proceeds of $562,500 to the Company.

At December 31, 1996, the Company had a negative working capital position of $1,852,911, as compared to a working capital surplus of $1,135,670 at December 31, 1995.

Capital expenditures for the Company increased during 1996 and included costs relating to the fit-up of a new central data center in Copenhagen. This data center is primarily used to support the Internet service business and corporate administrative activities.

Cash and cash equivalents decreased by $107,029 to $686,544. Accounts receivable rose from $2,281,653 to $2,853,344 and reflected the increase in sales.

The Company had no material financial commitments at December 31, 1996. The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations and borrowings from existing and possible new credit facilities.

Based upon the financial condition at December 31, 1996 and anticipated growth, management believes that cash flow from operations, together with credit facilities and other sources of liquidity, will be adequate to meet the Company's present requirements for working capital, capital expenditures, and payment obligations to banks and trade creditors.

There can be no future assurance, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Company's operating requirements.

Management believes that the Company's liquidity and financial condition need to be strengthened in the future. In particular, the Company must satisfy certain net capital requirement beginning in June, 1997.

As stated in earlier filings the financial service companies are under evaluation by the Danish Finanstilsyn (the equivalent of the Securities and Exchange Commission). According to the law set in effect from January 1, 1996 the financial companies needs the Finanstilsyn approval to conduct financial services in Denmark and the rest of the European Union (EU).

The Company filed the application with the Finanstilsyn on the June 30, 1996. The negotiations with the Finanstilsyn did not begin before April this year. The Finanstilsyn's evaluation is expected to be finished by the end of the second quarter.

Fiscal 1997 operations may require some structural and financial changes in order to meet the Finanstilsyn's demands. The structural changes are likely to include relocation of personnel within the group. Any structural changes that might be made will be consistent with long time strategic considerations of the management. Management is unable to determine at present if its present financial condition, especially net capital, will meet requirements for Finanstilsyn's approval.

Such an approval will benefit sales in the financial service business. It should however be emphasized that for the Company such an approval is vital and as the
IT businesses are not yet profitable and may further impair net capital a lack of approval could result in a major restructuring of the Company. There is no financial reserve set aside for this possible outcome, because management considers it likely they will obtain such approval.


DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

The disclosures included in this Form 10-KSB, incorporated documents included by
reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expects", "very satisfactory", "confident" and words
of similar import.   Forward-looking statements are inherently subject to
risks
and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-KSB and other matters detailed from time-to-time in the Company's Securities and Exchange filings, including the
Company's periodic filings on Form 10-QSB and Form 10-KSB.

                             PART IV

ITEM 7.                        Financial Statement and Supplementary Data

     (a) (1)The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, BusinessNet International, Inc.
                                                             Page

Report of Independent Auditors                                F-1

Consolidated Balance Sheet of BusinessNet International,
  Inc. as of December 31, 1996                                F-2

Consolidated Statements of Operations of BusinessNet
  International, Inc.  for the years ended
  December 31, 1996 and 1995                                  F-3

Consolidated Statements of Changes in Stockholders
  Equity of BusinessNet International, Inc. for the
  period from January 1, 1995 to December 31, 1996            F-4

Consolidated Statements of Cash Flows of BusinessNet
  International, Inc. for the years ended
  December 31, 1996 and 1995                                  F-5

Notes to the Financial Statements of BusinessNet
  International, Inc.                                 F-6 to F-22

b.   Interim Financial Statements

     Not Applicable

c. Financial Statements of Business Acquired and to be Acquired


The following financial statements are filed as part of this annual report and are incorporated by reference to Form 8-K, current report dated
  August 16, 1996

*    Audited historical Financial Statements of
       BusinessNet International, Inc. (formerly
       Navigato International, Inc.) for the years ended December 31, 1995 and 1994.

*    Audited historical Financial Statements of
       BusinessNet U.K. Limited (in Pound Sterling, the reporting currency for an otherwise foreign issuer; audited financial statements in US Dollars are not available at this time) for the year ended December 31, 1995 and the eight months ended December 31, 1994


                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders

BusinessNet International, Inc.

We have audited the accompanying consolidated balance sheet of BusinessNet International, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements as of December 31, 1996, and for the years ended December 31, 1996 and 1995, have been restated to reflect the pooling of interest with BusinessNet International, Inc. as described in Note 2 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits including unaudited investees, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BusinessNet International, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and
1995, in conformity with generally accepted accounting principles.








/s/MAZARS, DANMARK           /s/Schuhalter, Coughlin & Suozzo, LLC
 MAZARS, DANMARK              SCHUHALTER, COUGHLIN & SUOZZO, LLC
Kobenhavn, Danmark              Raritan, New Jersey

April 9, 1997

         BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1996





      Assets

Current Assets
  Cash                                                       $  686,544
  Accounts receivable trade and financial
    services, net of allowance for doubtful
    accounts of $1,531,807                                    2,282,653
  Accounts receivable other, net of
    allowance for doubtful accounts
    of $27,031                                                  570,691
  Accounts receivable - officer                               1,052,976
  Other receivables                                             201,340
  Inventories                                                   549,497
  Prepaid expenses                                               60,175

      Total Current Assets                                    5,403,876

Other Investments
  Investment in unconsolidated entities                         256,467
  Investment in collectibles                                    441,871

Property and equipment, at cost, net of
  accumulated depreciation of $1,259,896                      2,323,905

Loan receivable - officer                                       162,675
Security deposits                                               118,858

Other Assets
  Deferred tax asset                                            469,688
  Other Assets                                                   10,373

      Total Assets                                           $9,187,713











The accompanying notes are an integral part of these financial statements.







      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                      $1,220,656
  Securities sold and not yet purchased                       1,143,915
  Due to customers                                            1,423,428
  Due to credit institutions                                    419,617
  Other current liabilities                                   2,489,111
  Taxes payable                                                 247,609
  Current portion of long term debt                             312,451

       Total Current Liabilities                              7,256,787

Long Term Debt, net of current portion                          955,651

Stockholders' Equity
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares, issued
    and outstanding 15,824,010 shares at
    December 31, 1996                                           158,240
  Preferred stock, authorized 1,000,000 shares,
    par value $5.00 no shares issued
Additional paid in capital                                    3,051,332
Retained deficit                                             (2,226,014)
Cumulative translation adjustment                                (3,283)
Treasury stock                                                   (5,000)

  Total Stockholders' Equity                                    975,275

      Total Liabilities and Stockholders' Equity             $9,187,713

             BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     For The
                                                    Year Ended      December
31,
                                           1996          1995
                                                       (Restated)

Commissions and Fees                               $21,110,944  $19,960,141
Interest and dividends                                 240,249      203,104
Other Revenue                                          549,156      323,810

      Total Revenue                                 21,900,349   20,487,055

Operating Expenses
  Direct Operating Expenses                          2,365,706    4,158,886
  Selling and administrative expenses               15,425,185   11,561,721
  Research and development                             689,940      202,155
  Depreciation expenses                                532,045      413,161
  Bad debt expense                                     343,505      728,295

      Total Operating Expenses                      19,356,381   17,064,218

Income from operations                               2,543,968    3,422,837

Other Income (Expense)
  (Loss) on principal trading                       (3,008,490)  (1,111,027)
  (Loss) from unconsolidating investees               (494,724)    (306,083)
  Interest expense                                    (340,595)    (368,194)
  Non recurring charge                              (1,066,000)           -

      Total Other Income (Expenses)                 (4,909,809)  (1,785,304)

      (Loss) income before taxes                    (2,365,841)   1,637,533

Benefit from (provision for) taxes                     408,620     (601,160)

      Net (Loss) Income                            $(1,957,221) $ 1,036,373

  (Loss) income per share                              $     (.125)    $
 .067

Weighted average shares outstanding                 15,679,522   15,479,260











The accompanying notes are an integral part of these financial statements.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM JANUARY 1, 1995
                         THROUGH DECEMBER 31, 1996



Additional
                                                Common Stock          Paid In
                                           Shares         Amount      Capital


Balance, as previously
  reported January 1, 1995              5,991,760   $  59,918   $1,131,785

Restatement of opening
  consolidated equity
  in connection with
  acquisition accounted
  for as a pooling of
  interests                             9,000,000      90,000    1,392,974

Balance as restated                    14,991,760     149,918    2,524,759

Issuance of common stock                  650,000       6,500      555,385
 Net income for the year                        -           -            -

Net cumulative translation
  adjustment for the year                       -           -            -

Balance, December 31, 1995             15,641,760     156,418    3,080,144

Issuance of common stock
  for services                             22,250         222       15,078

Issuance of shares from
  treasury stock at cost                        -           -       35,510

Issuance of common stock
 for serivces charged to
 additional paid in capital
 in connection with the merger            160,000       1,600       (1,600)

Reduction of deferred tax
  assets acquired in merger                     -           -      (77,800)

Net loss for the year                           -           -            -

Net cumulative translation
  adjustment for the year                       -           -            -

Balance, December 31, 1996             15,824,010   $ 158,240   $3,051,322






The accompanying notes are an integral part of these financial statements.

                                Cumulative
        Treasury Stock          Translation   Retained
    Shares          Amount      Adjustment     Deficit        Total




     $       -    $      -    $  (5,740) $ (749,966)   $ 435,997






       597,290      (5,973)     (55,640)   (555,200)     866,161

       597,290      (5,973)     (61,380) (1,305,166)   1,302,158

             -           -            -           -      561,885

             -           -            -   1,036,373    1,036,373

             -           -      143,334           -      143,334

       597,290      (5,973)      81,954    (268,793)   3,043,750


             -           -            -           -       15,300


       (97,290)        973            -           -       36,483





             -           -            -           -            -


             -           -            -           -      (77,800)

             -           -            -  (1,957,221)  (1,957,221)


             -           -      (85,237)          -      (85,237)

       500,000   $  (5,000)   $  (3,283)$(2,226,014)    $975,275

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                          December 31,
                                                      1996          1995
OPERATING ACTIVITIES                                             (RESTATED)
  Cash Flows Provided by Operating Activities:
    Net (loss) income                              $(1,957,221) $1,036,373
    Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and amortization                      532,045     413,161
    Expense paid by issuance of common stock            15,300           -
    Loss from unconsolidated investees                 494,724     306,083
    Provision for bad debts                            343,505     728,295
    Decrease in securities purchased                         -       6,970
    (Increase) in inventories                         (422,871)    (90,832)
    (increase) in accounts receivable                 (964,689) (2,011,393)
    Decrease in other receivables                       41,339     279,742
    Decrease (increase) in prepaid expenses              9,573     (35,166)
    Increase in accounts payable and accrued
      expenses                                         426,869       2,731
    (Decrease) increase in taxes payable               (20,102)    250,170
    Increase in security deposits                      (51,322)    (56,779)
    (Decrease) increase in other liabilities         1,595,380    (167,104)
    Increase in due to customers                       674,257     538,612
    Increase in securities sold and not yet
      purchased                                        972,205     171,710
    Decrease in other assets                            27,745      20,979
    Decrease in deferred taxes payable                       -    (108,162)
      Net cash provided by operating
        activities                                   1,716,737   1,285,390

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                       (908,979)   (393,707)
    Payment for purchase of investee                  (340,028)   (277,504)
    Investment in collectibles                        (340,719)    (21,268)
      Net cash used in investing activities         (1,589,726)   (692,479)

FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of treasury stock, at cost in 1996         36,483            -
    Issuance of common stock, net of direct
      offering costs in 1995                                 -      561,885
    Proceeds from loan payable                       1,180,998      164,860
    Repayment of loans payable                        (184,184)    (17,640)
    Advances to related parties                     (1,093,839)    (53,795)
    Repayment of notes payable                        (279,321)   (747,149)
      Net cash used in financing activities           (339,863)    (91,839)

Effect of Exchange Rate Changes on Cash                105,823    (112,482)

Net (decrease) increase in cash and cash
  equivalents                                         (107,029)    388,590
Cash and cash equivalents, beginning of year           793,573     404,983
Cash and cash equivalents, end of year              $  686,544  $  793,573
The accompanying notes are an integral part of these financial statements.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

          BusinessNet International, Inc. (formerly Navigato International, Inc.) (the "Company")
          was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.

          After the completion of its public offering in February, 1990 as Portfolio Promotions, the company went through management and operational changes and on January 31, 1994 completed a reverse acquisition discussed in Note 3.

          On January 31, 1994, the Company acquired 100% of the outstanding stock of Navigato
          A/S, a Danish company which had concluded the development of its first product line, a complete system for fleet management, including on-board computer, satellite communication equipment and software for the base station. Navigato A/S has also signed agreements that give Navigato A/S the exclusive right to market a number of products within its business area in Denmark.

          The first period of financial reporting as an operating company was the fourth quarter
          1994 as the company had its first significant sale to a South African customer in the
          Navigato A/S subsidiary which is now reported as a component of the technological segment. Preceding that period the Company had been in the development stage.

          On June 5, 1996, the Registrant acquired 100% of the issued and outstanding stock of
          BusinessNet U.K. Limited (formerly, Dubesco U.K. Limited), a United Kingdom corporation. BusinessNet was primarily a financial services company, providing investment advisory and transactional assistance to corporate investors in Europe.

          As a result of the merger the Company now has two distinct business segments. The business segments are technological product and services and the financial services division which assists investors in options trading and hedging strategies in Europe, primarily in the countries of Denmark and England.

NOTE 2 - BUSINESS ACQUISITION

          BusinessNet U.K., LTD was acquired by the Company on June 4, 1996 by the issuance of
          9,000,000 shares of common stock, $.01 par value, in exchange for all of the outstanding capital stock of BusinessNet U.K., LTD The business combination has been accounted for as a pooling of interests pursuant to APB16, and, accordingly, the consolidated financial statements include the combined results of operations for 1996 and 1995 and historical equity from the date BusinessNet U.K. commenced operations
          (January 10, 1992).

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BUSINESS ACQUISITION - (Continued)

          Included in consolidated results of operations for the year ended December 31, 1996 are the following results of the previously separate companies for the year ended December
          31, 1996.

                                              Inter-
                                              Company  Consolidated
                  Company    BusinessNet      Charges    Amounts


     Net Sales                 $  75,691 $22,452,581  $ (627,923)$21,900,349

     Net (Loss)                 (889,347)$  (953,552)   (114,322)(1,957,221)

       The following is a reconciliation of revenue and earnings previously reported by the
       Company for the year ended December 31, 1995 with the combined amounts currently presented in the financial statements for that year.
                                             Inter-
                                             Company    Consolidated
                Company     BusinessNet      Charges    Amounts

     Net Sales                 $ 357,209 $20,149,819   $ (19,973)$20,487,055

     Net (Loss)                $(780,590) $1,816,963   $       -$ 1,036,373


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Acquisition of Navigato A/S and Recapitalization

       On January 31, 1994 the company entered into an agreement to acquire 100% of the issued and outstanding capital stock of Navigato A/S.

       For accounting purposes the acquisition has been treated as an acquisition of Navigato
       International, Inc. by Navigato A/S and as a recapitalization of Navigato A/S. The historical financial statements prior to January 31, 1994 are those of Navigato A/S which commenced operations November 1, 1993.

















              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

          Restatement and Reclassification of Financial Statement Presentation

          Due to the recapitalization, historical stockholders' equity of the acquirer (Navigato
          A/S) prior to the 1994 merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in capital. Retained deficit of the acquirer has been carried forward after the acquisition. Due to the 1996 acquisition discussed in Note 2, the 1995 and 1996 consolidated financial statements have been retroactively restated to include the results of BusinessNet U.K. for all periods presented.

          Principles of Consolidation

          The accompanying consolidated balance sheet as of December 31, 1996 includes the accounts of the Company and the following subsidiaries including their results of operations for all periods presented:

                      BusinessNet Danmark A/S
                      Navigato A/S
                      Options Invest Danmark A/S
                      Stock Options A/S
                      BusinessNet Holding A/S
                      Kilroy Kilroy APS
                      Stock Options Sweden AB
                      Dubesco Broker A/S
                      BusinessNet international, Inc.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       Revenue Recognition

       Revenue for technological products and services is recognized when the product is delivered and accepted by customers. In the financial services segment customer security transactions are recorded on a settlement date basis with related commission income and expenses recorded on a trade date basis. Securities transactions of the
       Company are recorded on a trade date basis. Fees are recorded when considered earned based upon the specific relationship with the customer.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Property and Equipment

          Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset.

          Concentration of Credit Risk and Economic Dependence

          Financial instruments that potentially subject the Company to credit risk include cash on deposit with a Danish banks which after provision for insurance of 300,000 DKK or approximately $54,152, the company has approximately $500,000 which is at risk.

          The Company is dependent on its chairman and major shareholder who has personally guaranteed substantial amounts of the Company's debt with the bank. Additionally, at
          December 31, 1996 the Company has a material receivable from this shareholder.

          Product Warranties

          The Company provides customers with a limited one year warranty covering service costs only in the Fleet Information (Navigato) Division. The Company has had only limited sales in its history. No liability has been recognized in the accompanying financial statements at December 31, 1996 as no additional expenses relating to sales during this period are anticipated. Warranty expenses was nominal during the period presented

          Equity Method and Investments in unconsolidated entities

          The company has participating interests in the ownership of non-public entities with no established market value. As these represent than 50% interests they are treated as unconsolidated investees. Investments in entities using the Equity Method, in which revenue and expense details are not available and which the Company had no equity in undistributed earnings included in retained deficit, totaled $170,508 as follows:

                                 Location
                                    of      Percentage
Limited
                                   Limited    Owner-
Partners'
     Name                  Partnership Ship                   Capital

     I/S Nordic Airleasing Kobenhavn   25.0%                  $ 67,789
     K/S Nordic Shipping   Kobenhavn    1.1%                    12,122
     Rederiet af 9/12 K/S  Kobenhavn    7.7%                    90,597

                                                               170,508

     Included in loss from unconsolidated investees for the above limited partnership were
     $201,731 and $185,035 for 1995 and 1996 respectively.

     The company has a 16% interest in a limited liability company which is primarily involved in the manufacture and distribution of diet pills. The company had no accumulated equity in the undistributed earnings of the limited liability company included in Retained Deficit. During 1995, the company's share of the loss from the LLC was $104,352 and was included in loss from unconsolidated entities. Additionally at
     December 31, 1996 the Limited Liability Company has been advanced $62,500 which is included in amounts receivable other.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

          Equity Method and Investments in unconsolidated entities -
(Continued)


          Condensed unaudited 1996 financial information for the limited liability company is as follows:

              Summary of Statements of Financial Condition

                                                            December 31, 1996
          Assets
               Total assets                                           $
2,547,503

          Liabilities and Members Equity
               Total Liabilities                                      $
788,704

          Members Equity
               Other members                                       1,672,840
               BusinessNet International, Inc.
85,959
               Total Liabilities and Members Equity                   $
2,547,503

                   Summary of Statement of Operations

          Revenues                                               $ 4,796,665

          Expenses                                                (6,732,219)

               Net (Loss)
$(1,935,554)

          The 1996 net (loss) allocated to the Company (16%) was $(309,689).

     Inventories

     Inventories are valued at the lower of cost (determined on a first-in, first-out basis)
     or market. Inventory includes components which have the risk of technological obsolescence which is considered by management when to apply the lower of cost or market criteria.

     Inventories consisted of the following at December 31, 1996:

           Internet products                                 $ 412,720
           Transportation products                             136,777

                 Total                                       $ 549,497

          Earnings Per Share

          Earnings per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for the number of equivalent shares received by Navigato A/S as a result of the recapitalization, as well as retroactive recognition for the acquisition of BusinessNet accounted for as a pooling of interests.





              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

          Foreign Currency and Operations

          The financial statements and transactions of Navigato A/S are maintained in their functional currency (Danish Krona) and translated into U.S. dollars in accordance with
          Statement of Financial Accounting Standards No. 52. All balance sheet accounts are translated at the current exchange rate excluding equity which is translated at historical rates. Income statement items are translated at the average exchange rate for the applicable period. Any translation adjustments are accumulated in a separate component of stockholders equity.


          At December 31, 1996 the cumulative translation adjustment is as follows:

      Balance January 1, 1995 as previously reported               $ (5,470)
      Increase due to acquisition accounted for as a
        pooling of interest                                         (55,640)
      Balance January 1, 1995 as restated                           (61,380)
      Translation adjustment - historical value of equity           (89,602)
      Current years (1995) translation adjustment from
        functional currency DKK                                     277,488
      Other translation adjustments including fixed
        assets and effect on depreciation                           (44,551)
      Balance December 31, 1995                                      81,954

      Translation adjustment - historical value of equity            19,846
      Current years (1996) translation from functional
        currency DKK                                                (95,537)
      Other translation adjustments including fixed
        assets and effect on depreciation                            (9,546)
      Balance December 31, 1996                                   $  (3,283)

      Schedule of Non Cash Investing
      and Financing Activities:

                                                         For the Year Ended
                                                             December 31,
                                                          1996       1995

      Non cash effect of translation
        adjustments                                     $(190,520)$ 255,816

      22,250 shares issued for services                    15,300         -

      160,000 shares in 1996 and 150,000
        in 1995 shares of common stock issued
        for services in connection with sale
        of securities and a like amount
        charged to additional paid in capital
        discussed in Note 4                             $  70,000  $168,750

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - SECURITIES SOLD BUT NOT YET PURCHASED

       Marketable securities sold but not yet purchased consist of trading securities at quoted market values as follows:

                                                            Sold But
                                                            Not Yet
                                                            Purchased

          Corporate stocks                                 $        -
          Options and warrants                               1,143,428

                                                            $1,143,428
NOTE 5 - CAPITAL STOCK

       Common Stock

       In connection with the acquisition and recapitalization of Navigato A/S discussed in
       Note 3, the Company issued 3,400,000 shares of stock to acquire all of the outstanding shares of Navigato A/S.

       On May 14, 1993, the Company effected a reverse split of its common stock on a one share for five share basis, increased its authorized shares of common stock from
       10,000,000 shares to 15,000,000 shares and changed the par value of each share of common stock from $.001 to $.01. The number of shares issued and outstanding shares were reduced from 4,458,800 shares to 891,760 shares.

       In January, 1994 the company completed a Regulation S offering of 1,200,000 shares which generated gross proceeds of $1,200,000. Direct offering costs of $87,328 were incurred bringing net proceeds to the company of $1,112,672. Additionally 50,000 shares, valued at $1.00 per share were granted to a market maker which assisted in this transaction pursuant to Rule 701 and a like amount was charged to additional paid in capital.

       On March 31, 1995 the Company completed an additional Regulation S offering of 500,000 shares, each sold for $1.125 per share. This generated net proceeds of $562,500 to the
       Company. Additionally 150,000 shares, valued at $1.125 per share were granted to professionals which assisted in this transaction pursuant to Rule 701 and a like amount was charged to additional paid in capital.

       In the quarter ending June 30, 1996, the Company issued 22,250 shares for services which were valued at $15,300.

       On June 6, 1996, 9,000,000 shares were issued to the Company's chairman in connection with the acquisition discussed in Note 2, and the opening consolidated equity has been recorded at the historical values of the respective companies as the acquisition has been accounted for as a pooling of interests pursuant to APB16.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL STOCK - (Continued)

       Treasury Stock

       Shares on hand for the period preceding the acquisition held by the acquired company were valued at cost and recorded as treasury stock pursuant to the pooling of interest treatment.

       Additional Paid in Capital

       Additional paid in capital has been restated to record the opening balance at historical values of the respective companies as well as to include an increase for deferred tax assets expected to be realized as a result of the business combination.

       Incentive stock option plan

       On October 1, 1994 the Company adopted a stock option plan for employees, directors, consultants and advisors, which provide for the issuance of up to 500,000 shares of common stock. The Board of Directors authorized the issuance of up to 150,000 shares on October 14, 1994 based upon certain performance goals. No options have been granted under this plan as of December 31, 1996.

       Preferred Stock

       The certificate of incorporation of the Company authorizes its board of directors to issue for value 1,000,000 shares of preferred stock, $5 par value. Preferred stock may be issued in series with such designations, relative rights, preferences and limitations as may be fixed from time to time by the board of directors of the Company.
       None of these shares have ever been issued and there are no shares of preferred stock outstanding.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

       Prior to the merger the Company kept funds with a company owned by the director and current chairman, who from time to time assisted the company with its efforts in capital markets. This director was considered an affiliate and is now the chairman of the Company.

       The Company also rents offices from a company owned by the chairman and included in rent expense for 1996 and 1995 is approximately $33,000 and $31,525 respectively paid to the chairman and or his company.

       Prior to the acquisition discussed in Note 2, "S" registrations described in Note 4 were fully subscribed by the company controlled by the current chairman.

       Accounts receivable - officer includes $1,052,976 of non-interest bearing advances to the chairman which are expected to be repaid in 1997.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

          Loan receivable officer represents advances to the president of the fleet management subsidiary, and bear an interest rate of 6% and was originally scheduled to be repaid
          February 1, 1997 and has been extended for one year.

          Included in interest income for 1996 and 1995 was $6,391 and $5,501, respectively, from related parties.

NOTE 7 - PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 1996 consisted of the following:

      Leasehold Improvements                       $  227,890
      Plant & Machinery                             2,501,789
      Land & Building                                 854,122

         Total                                      3,583,801

      Less:  accumulated depreciation              (1,259,896)

                                                   $2,323,905

       The Company generally estimates useful lives of 3-5 years on plant and machinery, 10 years on leasehold improvements and 50 years for buildings.

NOTE 8 - LEASES

       The Company leases premises in Denmark and equipment under operating leases that expire over the next three years with monthly rentals of approximately $37,800 for premises and $13,000 for office equipment. The annual minimum lease payments due under noncancelable operating leases as of December 31, 1996 are:

      1997                                         $  609,737
      1998                                            618,777
      1999 and thereafter                             536,037

                                                   $1,764,551

       Rent expense for total operating leases for 1996 and 1995 was approximately $377,066 and $361,988 for premises, respectively and $148,102 and $131,950 for equipment under operating lease, respectively.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

          The Company's financial services division is involved in several litigations with customers, primarily due to complaints in connection with either the suitability or results of the customers trading when they are not successful. Frequently these actions were commenced in defense of the company enforcing default provisions in fee and credit arrangements. Generally, the Company has corresponding receivable balances which have been reserved and included in the allowance for bad debt. The Company does not anticipate to have claims in excess of such reserves which are already recorded in the accompanying financial statement.

          During the fourth quarter of 1996, the Company recorded as a non-recurring charge the write off of a receivable totaling $1,066,000 which arose from the reversal of payments the Company had already received in the form of checks from a customer. By agreement amongst Danish banks, the customers corresponding bank reversed the checks, and such reversal was recognized by the Company's bank. Additionally, the customer claimed relief on $180,000 of fees paid by wire, such claims were not honored by the Company's bank and the Company does not expect this claim to be honored, nor has it recorded a charge for the same. The customer's claim for such reversal is based upon losses incurred by the customer's president on unauthorized investments. The Company's counter claim is against the customer as frivolous, includes the customer's bank, as the Company alleges proceeds from the check reversal were used to offset debts the customer had with the bank. The anticipated length of time such a counter claim will take on behalf of the Company to both prevail and ultimately realize proceeds has created an uncertainty that such amounts have been charged to operations currently and if a positive result is achieved from this litigation, the Company will record the same as income when the proceeds are in fact received.

          The Company's financial services companies primarily operate in Denmark and as such have not been subject to the control of a regulatory body. In December 1995, the
          Danish authorities announced it would put into place such controls by June of 1997, including certain criteria for having the authority to perform many of the revenue producing activities the Company now performs and the requirement to maintain minimum levels of capital. The Company has already applied for this approval and anticipates receiving the same by the required date. The legislation also allows up to 18 months after the June 1997 application date to address items the regulatory body considers to be a short fall in the application. The Company does not anticipate it will be unable to obtain this approval.

          In accordance with Danish law, salaried employees are entitled to three months notice of termination after six months of employment with the terms of notice increasing one month for each three years of employment. The accompanying financial statements do not include any liabilities for such obligations as the Company has not prematurely terminated any current employees.

          In connection with investment in unconsolidated investees the Company has contingent liabilities, for limited partners' share of non-recourse liabilities, secured by assets of the limited partnership investees, totaling 24,024,000DKK or approximately
          $4,041,000. Due to the assets secured and the non-recourse nature of the debt, no provisions for loss contingencies have been recorded by the company.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES

          The provision for income taxes consists of the following:


                        1996        1995
     Current:
          Federal........................              $      -             -
          Foreign (UK)...................               (54,800)     (247,294)

     Deferred:
          Federal........................                   (114,322)
 -
          Foreign (UK)...................                 577,742
(353,866)


     Benefit from (Provision for) taxes...               $ 408,620    $
(601,160)



     The differences between the provision for income taxes and income taxes
computed using    the U.K. income tax rate were as follows:

                                                                1996
1995

     Amount computed using the statutory rate.....        $ 828,045
$(573,200)

     (Increase) reduction in taxes resulting from:
          Foreign income..................                 (54,800)
-
          Other...........................                   (364,625)
(27,960)


     Benefit from (Provision for) income taxes            $ 408,620
$(601,160)


     The domestic and foreign components of income before taxes were as follows:

                                                               1996
1995

     Domestic...............................            $   232,000   $
(780,590)
     Foreign................................             (2,597,841)
2,418,123

        Total income (loss) before income taxes          (2,365,841)
1,637,533














             BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES


     The Company has available operating loss carryforwards, which may be used to reduce
     Federal and Danish corporate income tax liabilities in future years as follows:

                            Net Operating Losses
     Available Through                  Federal-USA            Denmark  Total
     1998                          $         -       $       - $         -
     1999                                    -         167,709
167,609
     2000                                    -752,407              752,407
     2001                                    -1,768,558           1,768,558
     2005                              105,896-                    105,896
     2006                              14,003-                      14,003
     2007                              22,420-                      22,420
     2008                             333,793-                     333,793
     2009                             112,222-                     112,222
     2010                               28,183        -              28,183

                                    $  616,517$ 2,688,674          $3,305,191

      Deferred taxes consist of the following at December 31, 1996:

                                         Federal-USA        Denmark
 Total
      Total deferred tax assets         $ 209,616$ 941,386          $1,151,002
      Less:  Valuation allowance          (17,916)(663,398)
(681,314)

      Net deferred tax assets           $ 191,700$ 277,988                $
469,688

       Deferred tax assets are attributable to available net operating loss carryforwards.
       In connection with the acquisition discussed in Note 2, the Company recorded $707,300 as a deferred tax asset with a corresponding increase to additional paid in capital, which represents those amounts it expects to realize in the form of total benefits from loss carryforwards subsequent to the merger. During 1996, a $77,800 reduction in the current benefit was recorded as a charge to additional paid in capital.


NOTE 11 - DUE TO CREDIT INSTITUTIONS

       Included in due to credit institutions is $133,638 due to a factor to provide interim financing of accounts receivable from sales transactions, which are factored when the customer no longer has the right of return and has obtained an insured guarantee of a third party. The interest rate on outstanding balances is 13.25% per annum.

       Additionally, the remaining $285,979 represents a note payable to the bank with interest at the banks prime rate which is due upon demand.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - LONG TERM DEBT

          Long term debt is comprised of the following:
                                                              1996
      Building loan payable
        Interest payable quarterly at 8% principle
        due in full due in 2003                                   $  462,613

      Note payable to bank
        Personally guaranteed by the Company's
          chairman.  Interest at 7% due in equal
          quarterly installments of $63,084
          including interest through 1997                            504,668

      Term loan secured by computer equipment.
        Interest at 8.3% due in equal monthly
        installments of $4,480 including interest
        through 1999                                                 135,850

      Term loan secured by auto
        Interest at 6% due in equal monthly
          installments of $614 including
          interest through 1999                                       18,615

      Term loan secured by auto
        Interest at 6% due in equal monthly
          installments of $1,127 including
          interest through 1999                                       36,609

      Term loan secured by auto
        Interest at 6% due in equal monthly
          installments of $694 including
          interest through 2000                                       29,416

      Term loan secured by auto
        Interest at 6.5% due in equal monthly
          installments of $421 including
          interest through 1999                                       13,389

      Term loan secured by auto
         Interest at 6.5% due in equal monthly
           installments of $960 including
           interest through 2001                                      43,553

      Term loan, secured by a demonstration
        vehicle with monthly payments of
        $717 including interest at 8%
        through February, 2000                                        23,389

      Total                                                        1,268,102

      Less:  current portion                                         312,451

      Long term portion                                           $  955,651
              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - LONG TERM DEBT - (Continued)

      Maturities of long term debt are as follows:

           1997                                   $  312,451
           1998                                      335,125
           1999                                      134,826
           2000                                       19,699
           2001 and thereafter                       135,850

                                                  $1,268,102


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          In accordance with the requirements of SFAS 107, Disclosure about Fair Value of
          Financial Instruments, the following fair values estimates and information about valuation methodologies are presented. For all financial instruments not described below, fair value approximates book value.

          For amounts due to factor and long-term debt, the estimated fair value (which approximates book value) was based on the current rates offered to the Company for debt of similar remaining maturities.

          Cash and equivalents: The carrying amount approximates fair value because of the short period to maturity.

          Shareholder loans and advances: The carrying value of the loan to officer, based upon the terms at which those same loans would be made currently, approximate the fair value to the extent it represents a greater yield than the Company has obtained on its existing cash balances. The carrying value of accounts receivable - officer, when discounted by 6%, which is the same rate charged to the other officer, would be
          $993,204.

          Securities sold but not yet purchased: The carrying amounts approximate fair value, which is based on quoted market prices. Should the company close the transaction on the balance sheet date the amounts outstanding on the balance sheet date approximate the total contracts hedged.

              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SEGMENT INFORMATION

          The Company operated principally in two industries, financial services and technological services for the internet and transportation industries and other.
          Operations in the financial service involve assistance to customers trading options and investment advise for fees and commissions. Operations in the technological divisions include internet products including internet access tools, website architecture and transportation monitoring equipment. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement.

          Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses, interest expense, income taxes, extraordinary gain. Depreciation for internet services and the financial services division was $110,101 and $421,944 respectively. In 1996 capital expenditures for the two segments were $672,016 for the internet segment and $236,963 in the financial services segment, respectively.

          Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash and marketable securities.

          To reconcile industry information with consolidated amounts, the following eliminations have been made:

      Intercompany charge for internet fees                    $ 630,427

      Elimination of $77,800 tax benefit from
        current tax provision and $36,522 of
        prior years tax benefit realized in
        1996                                                   $ 114,322

























              BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SEGMENT INFORMATION - (Continued)

                                                         Adjustments
                           Financial    Technological        &
                           Services     Services        Eliminations
Consolidated

Revenue from
  unaffiliated
  customers               $21,609,923  $   290,426     $       -  $21,900,349

Intersegment
  Revenue                           -      630,927      (630,427)           -

  Total Revenue           $21,606,919  $   921,353     $(630,427) $21,900,349

Operating profit          $   162,857  $(1,756,959)    $ 114,322  $(1,479,780)

Loss of
  unconsolidated
  investees                                                          (494,724)

  General
    corporate
    expenses                                                          (50,738)
  Interest
    expense                                                          (340,599)

  Income from
    continuing
    operations
    before income
    taxes                                                         $(2,365,841)

Identifiable
  assets at
  December
  31, 1996                 $9,932,457   $1,503,743   $(2,248,487)           -

Total assets at
  December
  31, 1996                                                        $ 9,187,713

             BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

       Certain trading-related financial instruments have market risk in excess of amounts recorded in the Consolidated Balance Sheet. The company is exposed to off-balance-sheet risk that potential market price increases will cause the ultimate obligations under the commitments to exceed the amount recognized on the balance sheet.

NOTE 16 - CREDIT RISK AND CONCENTRATIONS OF CREDIT RISK

       In the normal course of business, the Company, which provides, investment advisory and transactional assistance, incurs credit risk when executing various customer security transactions. The activities may expose the Company to off-balance-sheet risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, the Company may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to its customers or counterparties. The Company seeks to control the risk, along with the
       Company's clearing agents, associated with its customer activities by requiring customers to maintain margin collateral in compliance with company policy and customer agreements.

       In conjunction with its equity participation, the Company, from time to time, will provide short-term bridge financing, other extensions of credit, and equity investments to facilitate leveraged transactions. In the normal course of business, the Company also purchases, sells, and acts as a soliciting dealer of non-investment grade securities. These activities expose the Company to a higher degree of credit risk than is associated with investing, extending credit, underwriting, and trading in investment grade instruments.

       The Company provides brokerage services to a diverse group of clients. The Company measures its brokerage services to the credit risk associated with these transactions on a per customer basis. Concentration of credit risk can be affected by changes in geographic, industry or economic factors. To alleviate the potential for risk concentration, credit limits are established and monitored.






















Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements exist with respect to accounting and/or financial disclosure.




                                PART III

Item 9 - Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company as of December 31, 1996 were as follows:


Name & Address
Age
Position
e-mail


Morten Skjelborg
Flat 512, Butlers Wharf
Build
36 Shad Thames
London SE1 2YE
Unite Kingdom
32
Chairman Of The
Board
chairman@businessnet.dk


Carsten Bang Jensen
Skjoldnaesvej 119
4174 Jystrup
Denmark
32
President and
Chief Operating
Officer,
Director
coo@businessnet.dk


Harald Madsen
Jaegervaenget 12
Nodebo
3480 Fredensborg
Denmark
34
Chief Financial
Officer,
Director
CFObusinessnet.dk


Flemming V. Madsen
Vasevelvej 130-132
7800 Skive
Denmark
32
Director
fvmadsen@businesnet.dk


William J. Reilly
396 Broadway
New York, NY 10013
USA
43
Secretary,
Director
secretary@businessnet.dk



Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Item 10 - Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended
December 31, 1996, 1995, and 1994: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended
December 31, 1996 exceeded $100,000.

ANNUAL COMPENSATION

Name and position                        Year            Salary

Carsten Bang Jensen,                     1995          $290,006
President and Chief Operating Officer    1996          $333,336

Harald Madsen,                           1995          $219,510
Chief Financial Officer                  1996          $283,898

Item 11 - Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - the following persons are known to the
Company to be the beneficial owners of more than 5% of the 15,824,010 shares of the Company's outstanding Common Stock as of December 31, 1996.

(b) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of December 31,
1996:


Name and Address of
Owner
Position
Amount and
Nature of
Beneficial
Ownership

Percent of
Class


Morten Skjelborg
Flat 512, Butlers
Wharf Build
36 Shad Thames
London SE1 2YE
United Kingdom
Chairman
of The
Board
9,106,943
(1)
57.55%


Carsten Bang Jensen
Skjoldnaesvej 119
4174 Hystrup
Denmark
President
and Chief
Operating
Officer,
Director
    2,000
(1)
0.00%


William J. Reilly
396 Broadway
New York, NY 10013
USA
Secretary
Director
 265,000
(1)
0.02%


Serdani Management
Ltd.
Euro-Canadian Centre
Marlborough St.
Massau, Bahamas

2,288,000

14.46%


  (1) Total Officers
     and
     Directors
    as a group


9,373,943

57.57%

Item 12 - Certain Relationships and Related Transactions

For the fiscal year ended December 31, 1996 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements (SEE FOOTNOTE 6 (six))for the year then ended December 31,
1996, the contents of which commence on Page F1.

                                 PART IV
Item 13 - Exhibits, Schedules and Reports on Form 8-K

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number
Reference       Description

(3a)*           Articles of Incorporation, as amended

(3b)*           By-laws, as amended

(4)*            Specimen of Common Stock certificate

(101)*          Agreement for purchase and sale of stock in connection with
BusinessNet     International Inc. (formerly known as Navigato International
Inc.)
(Purchaser) and BusinessNet U.K. Ltd., (formerly known as Dubesco U.K. Ltd.) dated June 4,
1996.

* The above mentioned items were previously filed and are hereby incorporated by reference.


Reports on Form 8-K

Filed on June 7, and August 16, 1996 in connection with the acquisition of BusinessNet U.K.
Ltd.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     BUSINESSNET INTERNATIONAL, INC.



April 14, 1997                      by:/s/
                                    Carsten Bang Jensen
                                    President and Chief Operating Officer


April 14, 1997                      by:/s/
                                    Harald Madsen
                                    Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 14, 1997                      by:/s/
                                    Morten B. Skjelborg
                                    Chairman Of The Board


April 14, 1997                      by:/s/
                                    Carsten Bang Jensen
                                    President and Chief Operating
Officer


April 14, 1997                      by:/s/
                                    Harald Madsen
                                    Chief Financial Officer


April 14, 1997                      by:/s/
                                    William J. Reilly
                                    Secretary
























BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)







                                                       For the Year Ended
                                                           December 31,
                                                         1996           1995
                                                      (Restated)

Computation of primary earnings per
  common share

  Average shares outstanding                      15,679,552  15,479,260
  Net effect dilutive stock options                        -           -
        Total                                     15,679,552  15,479,260

Net (Loss) Income                                 (1,957,221)  1,036,373

Net (loss) income per share                               (.125)          .067



1. Earnings per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for the number of equivalent shares received by Navigato A/S as a result of the recapitalization in 1994.

2. Inclusion of the company's stock options had an anti-dilutive effect on earnings per share for the years ended December 31, 1995 and 1994, and are therefore, excluded from the computation of primary earnings per share.

3. Earnings per share have been restated to reflect the shares issued in the acquisition back to the beginning of the period.












                                                                 Exhibit 11