Form 10QSB
period 1996-12-31
BUSINESS NET INTERNATIONAL INC
filed 1997-05-15
CIK 847467

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.



For the Quarter ended March 31, 1997Commission File No. 33-27652-NY



(Exact name of registrant as specified in its charter)



Delaware

22-2946374


   (State or other jurisdiction of
incorporation or organization)

(IRS Employer Identification No.)




            (Address of Principal Executive Office)


Registrant s telephone number, including area code: (203) 328 3071

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  None


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

 Yes:   X                      No:



The number of shares outstanding of the registrant s common stock, $.01 par value, as March 31, 1997 is 15,824,010.

                   BusinessNet International Inc.and Subsidiary
                      (formerly Navigato International Inc.)


                              INDEX
                                                             Page

Part I Financial Information

  Consolidated Balance Sheet - March 31, 1997                 2-3

  Consolidated Statements of Operations - Three Months Ended
           March 31, 1997 and Three Months Ended March 31, 19964

  Consolidated Statements of Cash Flows - Three Months Ended
    March 31,1997 and Three Months Ended March 31, 1996        5

  Notes to the Consolidated Financial Statements             6-10

  Management s Discussion and Analysis of Financial Condition
    and Results of Operations                               11-15


Part II     Other Information

  Item 1.   Legal Proceedings                                  16

  Item 2.   Changes in Securities                              17

  Item 3.   Defaults Upon Senior Securities                    17

  Item 4.   Submission of Matters to a Vote of Security Holders17

  Item 5.   Other Information                                  17

  Item 6.   Exhibits and Reports on Form 8-K                   17


Signature page                                                 18

         BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          March 31, 1997





      Assets

Current Assets
  Cash                                                    $ 1,008,843
  Accounts receivable trade and financial
    services, net of allowance for doubtful
    accounts of $1,427,917                                  3,290,941
  Accounts receivable other, net of
    allowance for doubtful accounts
    of $25,197                                                434,542
  Accounts receivable - officer                             1,100,325
  Other receivables                                           212,854
  Securities owned, at market value                           684,417
  Inventories                                                 204,769
  Prepaid expenses                                             46,164

      Total Current Assets                                  6,982,855

Other Investments
  Investment in unconsolidated entities                       220,796
  Investment in collectibles                                  437,088

Property and equipment, at cost, net of
  accumulated depreciation of $1,301,205                    2,174,258

Loan receivable - officer                                     177,790
Security deposits                                             126,481

Other Assets
  Deferred tax asset                                          387,707
  Other Assets                                                  3,867

      Total                                               $10,510,842

         BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                          March 31, 1997





      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                   $ 3,131,883
  Securities sold and not yet purchased                       887,280
  Due to credit institutions                                  426,497
  Other current liabilities                                 2,334,475
  Taxes payable                                               537,579
  Current portion of long term debt                           298,415

       Total Current Liabilities                            7,616,129

Long Term Debt, net of current portion                        782,414

Stockholders' Equity
  Common stock, par value $.01 per share,
    authorized 50,000,000 shares, issued
    and outstanding 15,824,010 shares at
    March 31, 1997                                            158,240
  Preferred stock, authorized 1,000,000 shares,
    par value $5.00 no shares issued                                -
Additional paid in capital                                  3,051,332
Retained deficit                                           (1,006,788)
Cumulative translation adjustment                             (85,485)
Treasury stock                                                 (5,000)

  Total Stockholders' Equity                                2,112,299

      Total Liabilities and Stockholders' Equity          $10,510,842

         BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Three
                                                           Months Ended
                                                             March 31,
                                                        1997           1996
                                                                  (Restated)


Commissions and Fees                               $12,361,171 $ 5,439,762
Interest and dividends                                  15,768       1,854
Other revenue                                          327,145      25,617

      Total Revenue                                 12,704,084   5,467,233

Operating Expenses
  Direct Operating Expenses                          1,584,214     873,413
  Selling and administrative expenses                6,118,719   3,228,744
  Research and development                             235,968      68,270
  Depreciation expenses                                131,473     115,884
  Bad debt expense                                           -      88,515

      Total Operating Expenses                       8,070,374   4,374,826

Income from operations                               4,633,710   1,092,407

Other Income (Expense)
  (Loss) income on principal trading                (2,810,316)    562,633
  (Loss) from unconsolidated investees                (123,618)    (55,131)
  Interest expense                                     (81,085)    (14,156)

      Total Other Income (Expenses)                 (3,015,019)    493,346

      Income before taxes                            1,618,691   1,585,753

(Provision for) taxes                                 (399,465)   (555,013)

      Net Income                                   $ 1,219,226 $ 1,030,740

  Net income per share                             $      .077  $     .066

Weighted average shares outstanding                 15,824,010  15,641,760

          BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Three
                                         Months Ended
                                          March 31,
                                     1997          1996
OPERATING ACTIVITIES                            (Restated)
  Cash Flows Provided by Operating Activities:
    Net income                                 $ 1,219,226      $1,030,740
    Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and amortization                  131,473         115,884
    Loss from unconsolidated investees             123,618          55,131
    Provision for bad debts                              -          88,515
    (Increase) decrease in securities purchased
       and inventories on hand                    (301,605)       (408,305)
    (Increase) in accounts receivable           (1,206,366)        349,006
    (Increase) decrease in other receivables       124,635         (24,028)
    Decrease (increase) in prepaid expenses         14,011          20,303
    Increase in accounts payable and accrued
      expenses                                   2,068,186         (16,494)
    Increase in taxes payable                      359,358         519,961
    Decrease (increase) in security deposits       (16,268)          2,300
    (Decrease) increase in other liabilities        14,707        (339,018)
    (Decrease) increase in due to customers     (1,376,245)       (738,271)
    (Decrease) increase in securities sold
      and not yet purchased                       (185,712)        248,374
    (Increase)decrease in other assets               6,506          12,804
      Net cash provided by operating
        activities                                 975,524         916,802

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                   (138,107)       (180,256)
    Payment for purchase of investees             (260,041)              -
    Investment in collectibles                     (26,122)       (173,162)
      Net cash used in investing activities       (424,270)       (353,418)

FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Proceeds from loans payable                     36,684         788,733
    Repayment of loans payable                    (105,035)         (6,090)
    Advances to related parties                   (150,301)         (3,741)
      Net cash used in financing activities       (218,652)        778,902

Effect of Exchange Rate Changes on Cash            (10,303)        (11,450)

Net increase in cash and cash equivalents          322,299       1,330,836

Cash and cash equivalents, beginning of period     686,544         793,573

Cash and cash equivalents, end of period        $1,008,843      $2,124,409

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Earnings per share are based on weighted average shares outstanding for all periods presented giving retroactive recognition to an appropriate equivalent change for the reverse split on May 18, 1993 and includes shares outstanding issued in connection with the merger with BusinessNet U.K. Limited on June 4, 1996 as if they where outstanding since May 1, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 1996.

B.   STOCK ISSUANCE, PURCHASE OF NAVIGATO A/S AND MERGER WITH BUSINESSNET U.K.
     LTD

     In January, 1994 the Company completed a Regulation S offering of 1,200,000 shares which generated gross proceeds of $1,200,000. Direct offering costs of $87,328 were incurred bringing net proceeds to the company of $1,112,672. Additionally 50,000 shares, valued at $1.00 per share were granted to a Placement Agent which assisted in this transaction.

     On January 31, 1994 the Company entered into an agreement to acquire 100% of the issued and outstanding capital stock of Navigato A/S. The company acquired 50% of the capital stock through the issuance of 3,400,000 shares of its common stock. The agreement provided the company the assignable right, which was exercised on January 31, 1994, to acquire the remaining 50% of the shares of Navigato A/S for a price of DKK 500,000. This reverse acquisition was recorded as a recapitalization, with Navigato A/S considered the acquirer.

     On March 31, 1995 the Company completed an additional Regulation S offering of 500,000 shares, each sold for $1.125 per share. This generated net proceeds of $562,500 to the Company. Additionally 150,000 shares, valued at $1.125 per share were granted to consultants which assisted in this transaction.

     On June 4, 1996 the Company issued 9,000,000 shares to the shareholders of BusinessNet U.K. Limited (formerly Dubesco U.K. Limited) in a transaction accounted for as a pooling of interests pursuant to APB16, and, accordingly, the consolidated financial statements include the consolidated results of operations for all periods presented and historical equity from the date BusinessNet U.K. commenced operations January 10, 1992).

C.   RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     Due to the recapitalization of January 31, 1994, historical Stockholders' Equity of the Acquirer (Navigato A/S) prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in-capital. Retained deficit of the acquirer has been carried forward after the acquisition. The 1996 amounts for BusinessNet U.K. Limited have been included in the income statement, this restatement is due to the pooling of interests discussed above.

     Certain reclassifications have been made to the interim 1996 financial statements to conform with the 1997 financial statement presentation.

D.   RELATED PARTY TRANSACTIONS

     Prior to the merger the Company kept funds with a company owned by the director and current chairman, who from time to time assisted the Company with its efforts in capital markets. This director was considered an affiliate and is now the Chairman of the Company.

     The Company also rents offices from a company owned by the Chairman and included in rent expense for 1997 and 1996 is approximately $8,500 and $8,250, respectively.

     Prior to the acquisition discussed in Note B, the "S" Registration also described in Note B was fully subscribed by a company controlled by the current chairman.

     Accounts receivable - officer includes $1,100,325 of non-interest bearing advances to the chairman which are expected to be repaid in 1997.

     On December 31, 1995, the Board of Directors of the Company originally approved a loan on $125,000 and subsequently has authorized increases to the President of the Fleet Management subsidiary, Navigato A/S, in consideration of the agreement by Mr. Madsen to serve as an Officer and Director of the Company at a minimal salary during the development stage of the Company. The loan was originally to be repaid on February 1, 1997 together with interest at the rate of 6% per annum, and has been extended another year. At March 31, 1997 the total loan receivable - officer was $177,790

     Included in interest income is accrued interest of $2,413 on this loan to the officer for the three months ended March 31, 1997.

E.   FOREIGN CURRENCY AND OPERATIONS

     The financial statements and transactions of Navigato A/S are maintained in their functional currency (Danish Kroner) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No.
     52. All balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the applicable period. Any translation adjustments are accumulated in a separate component of stockholders equity.

     At March 31, 1997 the cumulative translation adjustment is as follows:

     Balance January 1, 1996 as restated                 $(3,283)
     Translation adjustment - historical value of equity    8,605
     Current years (1997) translation  from functional
      currency DKK                                       (198,303)
     Other translation adjustments                         47,496

     Balance March 31, 1997                              $(85,485)

F.   CONTINGENCIES

     The Company's financial services division is involved in several litigations with customers, primarily due to complaints in connection with either the suitability of investments or results of the customers trading when they are not successful. Frequently these actions were commenced by customers in defense of the Company enforcing default provisions in fee and credit arrangements. Generally, the Company has corresponding receivable balances which have been reserved and included in the allowance for bad debt. The Company does not anticipate to have claims in excess of reserves which are already recorded in the accompanying financial statements.

     During the fourth quarter of 1996, the Company recorded as a non-recurring charge the write off of a receivable totaling $1,066,000 which arose from the reversal of payments the Company had already received in the form of checks from a customer. These amounts had previously been recognized as commission or fee revenues or a reduction of expense. By agreement amongst Danish banks, the customers correspondent bank reversed the checks, and such reversal was recognized by the Company's bank. The customer claim for such reversal is based upon losses incurred by the customer's president on unauthorized investments. Additionally, the customer claimed relief on $180,000 of commissions and fees paid by wire, such claims were not honored by the Company's bank and the Company does not expect this claim to be honored, nor has it recorded a charge for the
     same.   The Company's filed a counter claim against the customer arguing the customer's claim is frivolous, and the company's counter claim includes the customer's bank, as the Company alleges proceeds from the check reversal were used to offset debts the customer had with the bank. The anticipated length of time such a counter claim will take on behalf of the Company to both prevail and ultimately realize proceeds had created an uncertainty as to the collectibility of such amounts. If a positive result is achieved from this litigation, the Company will record the same as income when the proceeds are in fact received.

     The Company's financial services companies primarily operate in Denmark and as such have not been subject to the control of a regulatory body. In December 1995, the Danish authorities announced it would put into place such controls by June of 1997, including certain criteria for having the authority to perform many of the revenue producing activities these subsidiaries now perform in addition to requirements to maintain minimum levels of capital. The Company has already applied for this approval and anticipates receiving the same by the required date. The legislation also allows up to 18 months after the application date to address items the regulatory body considers to be a short fall in the application. The Company does not anticipate it will be unable to obtain this approval.

     In accordance with Danish law, salaried employees are entitled to three months notice of termination after six months of employment with the terms of notice increasing one month for each three years of employment. The accompanying financial statements do not include any liabilities for such obligations as the Company has not prematurely terminated any current employees.

     In connection with the investment in unconsolidated investees the Company has contingent liabilities, for the limited partners' share of non-recourse liabilities, secured by assets of the limited partnership investees, totaling 24,024,000DKK or approximately $3,800,000. Due to the assets secured and the non-recourse nature of the debt, no provisions for loss contingencies have been recorded by the Company.
 .

G.   SEGMENT INFORMATION

     The Company operated principally in two industries, financial services and technological services for the Internet and transportation industries and other. Operations in the financial service involve assistance to customers trading options and investment advise for fees and commissions. Operations in the technological divisions include Internet products including Internet access tools, website architecture and transportation monitoring equipment. Total revenue by industry includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement

     Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added to expenses, interest expense, income taxes or extraordinary gain.

     To reconcile industry information with consolidated amounts, the following eliminations have been made:

      Intercompany charge for Internet fees             $ 119,789


                                                    Adjustments
                        Financial    Technological       &
                         Services     Services       Eliminations  Consolidated

Revenue from
unaffiliated
customers                 $12,376,939 $   327,145  $        - $12,704,084

Intersegment  Revenue               -     119,789   (119,789)          -

  Total Revenue          $12,376,939  $   446,934  $(119,789) $12,704,084

Operating profit         $ 3,546,401 $ (1,039,175)$   32,082   $2,539,308

Loss from  unconsolidated investees                             (123,618)

  General  corporate expenses                                   (715,914)
  Interest expense                                               (81,085)

  Income from continuing
    operations  before income
    taxes                                                     $ 1,618,691

MANAGEMENT S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management s Discussion and Analysis of certain significant factors which have affected the Company s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

GENERAL INTRODUCTION

BusinessNet International Inc. is a diversified group of companies providing Financial Services and Monetary Instruments to the Danish and International business community, Information Technology ("IT") services and Fleet Management Systems and turnkey Internet Services.

The organization includes four operating companies and one holding company. BusinessNet Danmark A/S, Navigato A/S, Options Invest Danmark A/S and Stock Options A/S are wholly owned operating companies. BusinessNet Holding A/S is a holding company that provides service and back office facilities for the four operating companies.

OPERATING COMPANIES:

BusinessNet Danmark A/S- was organized in March 1996 and is based in Copenhagen, Denmark. It provides Internet services to the Danish business community. It operates as a full-service Internet Service Provider ( "IPS") and is believed to be the first IPS to conduct business in Denmark. The Company offers customized Internet and Intranet solutions of increasing complexity from the routine establishment of Domain names to more complex assignments, including homepage and web-site designs and installation. In addition to initial design and installation, the Company offers client service and support for a monthly fee.

All products, services and customized solutions, are developed by a dedicated staff of systems designers and programmers. A Hot-Line Help Desk facility is available to all clients during extended business hours.

Sales and marketing is handled by personnel located in two regional sales offices and supplemented by telemarketing department located in Copenhagen, Denmark. The Company uses television promotion from time-to-time as a medium to gain market awareness and to reach new prospects.

The first sale was realized in May 1996 and to-date over seven hundred (700) clients have been added to the customer base for some type of Internet design, installation or service.

Navigato A/S
The Company was founded in 1993. Navigato s administrative and operations staff are based in Skive, Denmark. The International Sales Office is based in Copenhagen, Denmark.

The Company has focused its core business providing Fleet Management solutions. The Company's main product is the FMS-200 Fleet Management system for managing medium to large size truck fleets. In addition to this product, the Company is developing, manufacturing and marketing specific IT-solutions comprising Cargo Management & Logistics, Booking & Dispatch, Trailer Identification and Information Distribution System, Fleet Management and Automatic Vehicle Location ("AVL") Systems.







The Company's fleet system employs GPS-based tracking technology tailored to individual customer requirements. The Company s initial market focus was with fleet management systems for the transportation industry. A second product ASSIST-200 using GPS technology is under development. This product is intended to monitor wheelchair occupants from a central dispatch station in the event of an emergency. At March 31, 1997, ASSIST-200 now has prototypes in field testing.

Navigato A/S markets its IT products internationally through a network of high-profile local and regional distributors.

Options Invest Danmark A/S
The Company was founded in 1991 and based in Copenhagen. This Company provides financial services and brokerage and is believed to be one of the largest firms providing options strategies in Denmark.

At March 31, 1997 the Company employed approximately 30 investment consultants and financial experts who service primarily business owners and executive clients engaged in small and medium-sized businesses.

The Company specializes in developing and managing options portfolios of a speculative nature. The Company endeavors to provide its financial services to meet individual customer requirements.

Stock Options A/S
The Company started operations in 1993 and is based in Aarhus, the second largest city in Denmark.

The Company provides investment services and specializes in International Stocks and Options. The Company employs approximately 30 financial experts and investment consultants.

The Company collaborates with several large investment banking firms and brokerage firms to better provide its clients with research and an ongoing financial overview of important developments and trends in the various financial markets. Clients generally receive a weekly update from the Company which includes financial market reports, when required, and the status and financial summary of their individual portfolios.

PRODUCT RESEARCH AND DEVELOPMENT.

The Company believes that its products and services require continuing development if they are to remain competitive. In order to stay abreast of emerging new technology and competitive pressures, the Company has adopted an aggressive product research and development strategy. It intends to actively pursue and product research and development activity consistent with its available financial resources.

Information Technology:
BusinessNet Danmark A/S is developing custom software for clients. It has designed Internet routines, marketing concepts and web design forms for easy and quick integration to the World Wide Web(WWW) . The Company views its success in Denmark as a reputable base to extend into Sweden and then Norway. Success in Scandinavia may open additional opportunities for expansion in other parts of the European Union (EU).

Navigato A/S continues to enhance and upgrade the capabilities the Navigato FMS-200 Fleet Management product. A second product TailTag is expected to better leverage the technologies of Navigato. This product employs a wiring technique that enables automatic, electronic trailer identification from the tractor using the vehicles normal electrical wiring. The Company has applied for worldwide patents on the product and its principles.

Government Regulation:

Effective on June 30, 1997, both Stock Options A/S and Options Invest Danmark A/S will be subject to new investment regulations promulgated by Finanstilsynet (the Danish equivalent of the Securities and Exchange Commission) in order to transact certain business in Denmark and throughout the European Union(EU). Both companies have made application for license approval. The Company expects that its applications will be considered and accepted prior to June 30,1997.

Finanstilsynet approval would further allow the Company to increase the breath of its financial services with new products and services and move toward becoming a more traditional and full-service financial service business.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 vs. March 31, 1996
Total revenue for the three month period ended March 31, 1997 was $12,704,084 compared to $5,467,233 for the three month period ended March 31, 1996, representing an increase of approximately 132%.

Commission and Fees revenue accounted for $12,361,171, or 97% of total revenue as compared to $5,439,762, or 99% of total revenue for the quarter ended March 31, 1996. The over two-fold increase in revenue was in keeping with the strength exhibited in the fourth quarter of fiscal 1996, when revenues rose from $3,570,998 in the third quarter ended September 30, 1996 to $8,773,830 in the fourth quarter ended December 31, 1996. These dramatic increases were due increased investor participation in options trading, often tied to periods of sustained strength, momentum, and enthusiasm generated by with rising security markets.

The Fleet Management operations of Navigato A/S only contributed sales of $1,093 for the quarter as compared to revenues of $25,617 for the quarter ended March 31,1996. Navigato has under performed for the past few quarters. Navigato's marketing efforts in the first quarter were positive to the extent they resulted in the booking of substantial new orders, that when delivered will effectively double this subsidiary's installed base and number of clients. Subsequent shipment of these orders should improve financial results, if delivered efficiently, and increase customer awareness. One such order was received from a large and widely respected bank in Saudi Arabia.

The Internet business contributed $326,049 to revenue, continuing the monthly revenue run rate as customer orders are filled and revenues are realized. The number of Internet customers was approximately 700 at March 31, 1997, compared to 650 at December 31, 1996. The business transacted with these customers varies from establishing a domain name for approximately $260 to website and installation projects that run from $850 to $26,000 per site, with the average revenue realized per site of approximately $1,700. Revenue for the quarter ended December 31,1996 totaled $175,816. No comparison can be made to the same quarter ended March 31, 1996, since the Company had not yet commenced this segment of its business.

Operating expenses increased from $4,374,826 for the quarter ended March 31, 1996 to $8,070,374 in the current quarter. Within the various categories of operating expense, selling and administrative expenses rose $2,889,975 to $6,118,719, reflecting higher personnel costs resulting from the general expansion of the business, especially the formation of the Internet services company. Selling and administrative expenses rose to support a higher revenue level and to support the Company's development as a full service Internet Service Provider (ISP).
Research and development expenses rose to $235,968 from $68,270, representing an increase of $167,698. Prior to the acquisition, the exclusive focus of the Company's research and development activities had been to improve its fleet management and vehicle security products. During 1996 and 1997, there were significant development expenses incurred for writing Internet software and documentation, that were not present during the first quarter of 1996. The Company anticipates that R&D will continue to grow in future years, but at a slower rate than before.

As a result of the foregoing, income from operations before other income (expense) rose to $4,633,710 compared to $1,092,407 for the quarter ended March 31, 1996 while the other expenses for the quarter amounted to $3,015,019 compared to other income in the quarter ended March 31, 1996 of $493,346. The Company incurred a loss on principal trading of $2,810,316 for the quarter in contrast to a gain of $562,633 for the same quarter last year. The loss on principal trading is consistent with the company's experience of principal trading losses when commissions and fees rise.


As a result of the foregoing, the Company reported a pretax profit of $1,618,691 for the three months ended March 31, 1997 compared to $1,585,753 for the three month period ended March 1996.

Net income totaled $1,219,226 or $0.77 per share for the three months ended March 31, 1997 versus $1,030,740 or $.066 per share for the three months ended March 31, 1996.

EFFECT OF INFLATION ON OPERATION

To date inflation has not had a significant impact on the Company's operating results.

SEASONALITY

The Company's business as a whole has not experienced significant seasonal fluctuations, although the financial services business generally experiences a lower volume of business during the summer months due to vacations.

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

At March 31, 1997, the Company had a working capital deficit of $633,274, as compared to a working capital deficit of $1,720,541 at December 31, 1996.

For the Quarter ended March 31, 1997, cash and cash equivalents increased by $322,299 to $1,008,843 from $686,544. Accounts receivable rose from $1,206,266 to $3,290,942, which reflects the increased sales for the quarter.




The Company had no material financial commitments at March 31, 1997. The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations and borrowings from existing credit facilities. The credit facilities are based on a formula basis of qualified accounts receivable. At March 31, 1997, the Company had $426,497 in borrowings outstanding against these facilities.

Based upon the current level of operations and anticipated growth, management believes that cash flow from operations, together with bank borrowings and other sources of liquidity, will be adequate to meet the Company's present requirements for working capital, capital expenditures, and other obligations.

There can be no assurance, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and in required time frames to accomplish all of the Company's strategic and financial objectives.

The Company's financial leverage as measured by liabilities to equity is 3.97 to
1.0 and when measured by debt to equity is .71 to 1.0.

It should also be emphasized that the Group's financial strength is limited compared to the size of the organization. Management believes that each of the business areas would have improved working conditions and will have better credit ratings when the individual companies have stronger balance sheets.

As stated in earlier filings the financial service companies are presently under evaluation by the Danish Finanstilsyn (the Danish equivalent of the Securities and Exchange Commission). According to the law set in effect from January 1, 1996 the financial companies needs the Finanstilsyn approval to conduct financial services in Denmark and the rest of the European Union (EU).

The companies filed the application with the Finanstilsyn on June 30, 1996. The negotiations with the Finanstilsyn did not begin until April of this year. The Finanstilsyn's evaluation is expected to be finished by the end of the second quarter.

Fiscal 1997 operations may require some structural changes in order to meet the Finanstilsyn's demands. These changes are likely to include relocation of personnel within the group. Any structural changes that might be made will be consistent with long term strategic considerations of the management.

Management is confident that approval will be given. Management also believes that such an approval will benefit sales in the financial service business. It should however be emphasized that for the Company such an approval is vital and as the IT businesses are not yet profitable a lack of approval could result in a major restructuring of the Company. There is no financial reserve set aside for this possible outcome.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

The disclosures included in this Form 10-KSB, incorporated documents included by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "sustained strength", "enthusiasm", and "management believes" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.
Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-KSB and other matters detailed from time-to-time in the Company's Securities and Exchange filings, including the Company's periodic filings on Form 10-QSB and From 10-KSB.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Company, mainly through the financial service business is involved in a number of legal proceedings, both as a plaintiff and as a defendant.

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

Of the legal proceedings, one suit both by size and circumstances should be noted:

In the third quarter of 1996 a former customer reversed checks previously paid to one of the Company's subsidiary's, Options Invest of Denmark, totaling $1,066,000. This receivable is the subject of litigation under Danish law, as it represents checks that were paid to the Company for investment transactions and honored (prior to June 30, 1996) and previously reflected in the Company's financial statements as wither commission revenue or reduction of cost and expenses. As a consequence of an internal agreement between Danish banks, the customers bank was allowed to debit the checks directly from the bank account of the Company in the form of the reversal of the checks previously paid. The Company's former customer alleges that the checks, that were signed solely by the Chief Financial Officer of the client, were false. The rationale of the former customer's claim is that the internal rules of the client called for two signatures on the checks, a position which had never been disclosed to the Company, nor indicated on the checks paid to the Company and which the Company considers without merit and will vigorously protest.

The Company has commenced legal action whereby the Company seeks retribution from the customer, the customer's bank and the customer's CFO. The customer has initiated legal actions seeking the return of approximately $180,000 of fees paid by wire which the Company has refused to return the former customer.

In the lawsuits filed by the Company, the customer's bank is named and is considered to be most probable source of payment. The lawsuit claims that the reversal of checks was inappropriate. In addition it is believed that the bank incorrectly applied the proceeds of the reversed checks against other debts it had sought to collect from the former customer. The customer's former Chief Financial Officer also has been named.

For the period ended December 31, 1996, the Company has taken a one-time charge of $1,066,000. The charge has been taken solely because it is anticipated that the ongoing legal proceedings will take years to settle. In the interest of conservatism, management has therefore found it prudent to take a one-time charge and pursue legal recovery in the courts.

The Company does not believe that the pending legal actions will result in any additional material adverse impact to the Company. The Company further believes that there are reasonable chances of winning the suit, and has included in its claim against the customers bank and former customer both interest and the reimbursement of legal fees.






Item 2.   Changes in Securities                              NONE

Item 3.   Defaults Upon Senior Securities                    NONE

Item 4.   Submission of Matters to a Vote of Security HoldersNONE

Item 5.   Other Information                                  NONE

Item 6.   Exhibits and Reports on Form 8-K                   NONE

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                BUSINESSNET INTERNATIONAL, INC.
                          (Registrant)


May 14, 1997                    By:/s/
                                Carsten Bang Jensen
                                President and Chief Operating Officer


May 14, 1997                    By:/s/
                                Harald Madsen
                                Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .


May 14, 1997                    By: /s/

                                Morten B. Skjelborg
                                Chairman of the Board


May 14, 1997                    By: /s/

                                Carsten Bang Jensen
                                President and Chief Operating Officer


May 14, 1997                    By: /s/

                           Harald Madsen
                           Chief Financial Officer


May 14, 1997                    By: /s/

                           William J. Reilley
                           Secretary