Form 10KSB
period 1997-12-31
BUSINESSNET HOLDING CORP
filed 1999-09-28
CIK 847467

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          Form 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 1997.Commission File No. 33-27652-NY


                       BusinessNet Holdings Corp. and Subsidiaries
                  (Exact name of registrant as specified in its charter)



                  Delaware                                      22-2946374
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)


                        1 Bannisters Wharf, Newport, RI 02840
                       (Address of Principal Executive Offices)


Registrant's telephone number, including area code:(401) 683-1570

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

 Yes:   X                      No:


The number of shares outstanding of the registrant's classes of common stock as of December 31, 1997 is 15,824,010 shares of $.01 par value common stock.

                 BusinessNet International Inc. and Subsidiaries

                                 FORM 10-KSB,
                       Fiscal Year Ended December 31, 1997


                              TABLE OF CONTENTS


PART I

Item 1- Business                                                       3
Item 2- Properties                                                     4
Item 3- Legal Proceedings                                              5
Item 4- Submission of Matters to a Vote of Security Holders            6

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholders
     Matters                                                           6
Item 6 - Management's Discussion and Analysis of Financial Condition
     and Results and Plan of Operations                                7
Item 7 - Financial Statement and Supplementary Data                  F-1
Item 8 - Changes In and Disagreements with Accountants on Accounting and
     Financial Disclosure                                             11

PART III

Item 9 - Directors and Executive Officers of the Registrant            11
Item 10- Executive Compensation                                        12
Item 11- Security Ownership of Certain Beneficial Owners and Management13
Item 12- Certain Relationships and Related Transactions                14

PART IV
Item 13 -Exhibits, Schedules and Reports on Form 8-K                   15

Signatures                                                             16



























                                                                            2

PART I

Item 1 - Business

GENERAL

BusinessNet Holdings Corp. (the "Company"), formerly known as BusinessNet International, Inc. and Navigato International, Inc. (formerly known as Portfolio Publishing, Inc.); was incorporated under the laws of the State of Delaware on January 10, 1989.

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

On June 5, 1996, the Registrant acquired 100% of the issued and outstanding stock of BusinessNet U.K. Limited (formerly, Dubesco U.K. Limited), a United Kingdom corporation from Morten Skjelborg and affiliates. BusinessNet Europe was subsequently established as a holding company 100% owned by the Registrant, and Mr. Skjelborg became Chairman of the Registrant.

Recent Reorganization

During 1997, a financial reorganization of the Registrant's foreign subsidiaries was required as a result of the failure of subsidiary Options Invest Danmark A/S to obtain a required financial services license from the Government of Denmark. As a result of this financial reorganization, the Registrant has discontinued its European business operations effective September 30, 1997. The Registrant at present has no administrative or operating control of any of the former subsidiary operations, and accounted for the abandonment of these subsidiaries during the year ended December 31, 1997.

Consequently, the business operations of the Registrant are presently limited to its administrative operations, although it is currently reviewing its legal options with respect to recouping a portion of its investment in BusinessNet Europe, Ltd. No asset values remain as of this time.

On August 1, 1998 the Registrant changed its name to BusinessNet Holdings Corp., and undertook a reverse-split of its Common Stock on the basis of one new Share for each fifty (50) issued and outstanding Shares.

The Registrant maintains executive and administrative offices at 1 Bannister's Wharf, Newport, RI 02840. The telephone number is (401) 683-1570.

Future Business Operations

Management of the Registrant is presently undertaking to explore various options to acquire and/or develop new business operations for the Registrant, including mergers with or acquisitions of other business corporations.


EMPLOYEES

At December 31, 1998 the Company had no salaried employees.







                                                                            3
Item 2 - Properties

The Company's principal facilities through the first quarter 1997 were as follows:

Location               SquareMeters                Operations

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


All of the Company's principal facilities were occupied under long-term leases to the foreign subsidiaries, except the location on Dalgas Boulevard in Aarhus which was owned by the foreign subsidiaries. As a result of the reorganization, whereby the Company abandoned the foreign subsidiaries, the Company, as of December 31, 1997 had only maintained administrative offices as follows:

Location                   Square Feet         Operations

55 Memorial Blvd.                250           Corporate administration
Newport, RI


The Company leased this space on a month-to-month basis with the rental expense included in the legal and administrative expense of $5,000.




















                                                                            4
Item 3 - Legal Proceedings

The Registrant is at present not involved in any legal proceedings. It is not anticipated that the Registrant will be involved in any legal proceedings in which its former subsidiaries are involved in Denmark.

The Registrant does not believe that the legal actions in Denmark involving its former subsidiaries will result in any additional material adverse impact to the Company.

The Registrant is currently reviewing its legal options with respect to recouping a portion of its investment in BusinessNet Europe, Ltd., and which is at present a non-performing asset.




















































                                                                             5

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Security Holders during the fourth quarter of the year.

                            PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholders Matters

(a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: BUII) for the four quarters of 1997 and 1996, respectively, as reported by the National Quotation Bureau, Inc.

                           HIGH    LOW         HIGH     LOW
 1996                       BID PRICES           ASK PRICES
 January 1 - March 31       9/16    1/8         5/8     5/32
 April 1 - June 30         1 3/4   3/16       1 7/8      1/4
 July 1 - September 30     1 7/8    3/4           2      7/8
 October 1 - December 31   2 1/8   1          2 3/8    1 1/8

                           HIGH    LOW         HIGH     LOW
 1997                       BID PRICES           ASK PRICES
 January 1 - March 31      1 1/4   1          1 5/8    1 1/4
 April 1 - June 30          7/16    1/4         1/2      3/8
 July 1 - September 30     6 1/4  3 1/2       3 1/2    7 1/2
 October 1 - December 31   5      1 1/2       5 1/2    1 3/4


Sales prices do not include commissions or other adjustments to the selling price.

(b) Holders- As of December 31, 1997 there were approximately 95 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 200.

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






















                                                                            6
Item 6 - Management's Discussion and Analysis of Financial Condition and Results and Plan of Operations

RESULTS OF OPERATIONS

Twelve months Ended December 1997 vs. December 1996

As a result of the reorganization undertaken by the Registrant on September 30, 1997, at which time it discontinued its former subsidiary operations, the financial results of the former subsidiaries will no longer be reported by the Registrant and therefore year-to-year comparisons are not meaningful. The Registrant undertook a quasi-reorganization in accordance with applicable FASB standards on December 31, 1997, and has written off its investment in its former operating subsidiaries.

Twelve months Ended December 1996 vs. December 1995

Total revenue for the twelve month period ended December 31, 1996 was $21,900,349, compared to $20,487,055 for the twelve month period ended December 31, 1995, representing an increase of 6.9%. The business operations which produced operating revenue during this period have been discontinued.

During 1996 and 1995, respectively, the discontinued Financial Division accounted for $21,110,944 and $19,960,141, representing 96.49% and 97.49% of total revenues, respectively. Interest and dividends revenue totaled $240,249 and $203,104 for the two years ended 1996 and 1995, respectively. Overall financial services activity increased due primarily to strong security markets during the fourth quarter. As a result sales in the Financial Division grew satisfactory during the fourth quarter. Financial Services first quarter 1997 sales are expected to be very satisfactory.

Total revenues in the discontinued IT group, for the twelve months ending December 31, 1996 rose to $549,156 as compared to $323,810 for the prior year. The IT group consists of Internet Services and Fleet Management operations.

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

The Internet business contributed $290,238 to sales and thereby continued to improve sales with fourth quarter revenues making up $175,816 or 60.6% of the total Internet sales for fiscal 1996. The improvement was however at a slower pace than anticipated. The order backlog grew at a faster pace than sales, indicating a longer delivery time, primarily due to a different mix of sales than expected. The number of Internet customers was approximately 650 at December 31, 1996, all of which were new customers for the Company in 1996. The business transacted with these customers varies from establishing a domain name for approximately $260 to website and installation projects that are priced from $850 to $26,000 per site, with the average revenue realized per site of approximately
                                                                             7

$1,700. The improvement in Internet sales is continuing into fiscal 1997. First quarter sales are expected to match or even exceed total sales for fiscal 1996.

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

In the fourth quarter the financial division also took a loss of approximately $1.38 million on clients receivable. The main part of this loss relates to the situation mentioned in our quarterly report on Form 10-QSB for the period ended September 30, 1996. (See also Note 8 to the financial statements and "legal proceedings").

However it is anticipated that the ongoing lawsuits will take years to settle. Management decided that it would be more prudent to take a one time charge at this early stage.
                                                                            8
The financial division had a fourth quarter net loss of approximately $1.67 million including non-recurring losses of approximately $3.62 million. Exclusive of the non-recurring losses, the financial division would have had an operating profit of approximately $1.95 million.

EFFECT OF INFLATION ON OPERATION

To date inflation has not had a significant impact on the Company's operating results.

SEASONALITY

The Company's business as a whole has not experienced significant seasonal fluctuations, although the financial services business experiences a lower volume of business during the summer months due to vacations.

CAPITAL RESOURCES AND LIQUIDITY

As of December 31, 1997 the Company had a working capital deficit of $19,278 and had discontinued its previous operations. Management plans on raising capital through the issuance of its common stock, initially in private transactions, and commencing new operations based upon the opportunities made available to the Company.

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

On March 31, 1995 the Company completed an additional Regulation S offering of 500,000 shares, each sold for $1.125 per share. This generated proceeds of $562,500 to the Company.

Capital expenditures for the Company increased during 1996 and included costs relating to the fit-up of a new central data center in Copenhagen. This data center was primarily used to support the Internet service business and corporate administrative activities.

As of December 31, 1996 cash and cash equivalents had decreased by $107,029 from 1995 to $686,544. Accounts receivable rose from $2,281,653 to $2,853,344 and reflected an increase in sales.

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

The Company filed the application with the Finanstilsyn on the June 30, 1996. The negotiations with the Finanstilsyn did not begin before April of 1997. The Finanstilsyn's evaluation resulted in denial, which management had not anticipated, and as a result the Company's foreign subsidiaries became insolvent, as such the Company abandoned the foreign subsidiaries and their operations.

                                                                            9
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

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


















































                                                                           10
                             PART IV

ITEM 7.     Financial Statement and Supplementary Data

  (a) (1)   The following documents are filed as part of this report:

a.     Consolidated Financial Statements of the Registrant, BusinessNet Holdings
       Corp.                                                 Page
Report of Independent Accountants'                                         F-1

Report of Independent Auditors'                                            F-2

Consolidated Balance Sheet of BusinessNet Holdings Corp.
  as of December 31, 1997                                                  F-3

Consolidated Statements of Operations of BusinessNet
  Holdings Corp. for the years ended
  December 31, 1997 and 1996                                               F-4

Consolidated Statements of Changes in Stockholders
  Equity of BusinessNet Holdings Corp. for the
  period from January 1, 1995 to December 31, 1997                         F-5

Consolidated Statements of Cash Flows of BusinessNet
  Holdings Corp. for the years ended
  December 31, 1997 and 1996                                               F-6

Notes to the Financial Statements of BusinessNet
 Holdings Corp.                                                    F-7 to F-22

b.     Interim Financial Statements

  Not Applicable

c. Financial Statements of Business Acquired and to be Acquired





























                                                                            11














                INDEPENDENT ACCOUNTANTS' REPORT






To the Board of Directors and Stockholders of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.) and Subsidiaries


We have compiled the accompanying consolidated balance sheet of BusinessNet Holdings Corp and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, in the accompanying index to the financial statements (Item 7.), in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying 1997 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

In the prior years financial statement footnotes concerning contingencies, management had anticipated the approval by Danish authorities to continue to operate its financial services subsidiaries in Denmark as the companies became subject to the control of a regulatory body for the first time. The financial services subsidiaries did not obtain this approval and as such the European subsidiaries of the Company become insolvent.

The financial statements for the year ended December 31, 1996, were audited by us and Mazars Danmark, and we expressed an unqualified opinion in our report dated April 9, 1997, but we have not performed any auditing procedures since that date.




                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

April 30, 1999

                                                                           F-1

                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders

BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.)

We have audited the accompanying consolidated statements of income of BusinessNet Holdings Corp. and subsidiaries as of December 31, 1996 and the related consolidated statements of changes in stockholders' equity, and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements as of December 31, 1996 have been restated to reflect the pooling of interest with BusinessNet International, Inc. as described in Note 2 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits including unaudited investees, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of BusinessNet Holdings Corp. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.








/s/MAZARS, DANMARK           /s/Schuhalter, Coughlin & Suozzo, LLC
 MAZARS, DANMARK              SCHUHALTER, COUGHLIN & SUOZZO, LLC
Kobenhavn, Danmark              Raritan, New Jersey

April 9, 1997
















                                                                          F-2
             BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997





      Assets

Current Assets
  Cash                                                              $ 647

      Total Current Assets                                            647

      Total Assets                                                  $ 647


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                          $ 20,375

       Total Current Liabilities                                   20,375

Stockholders' Equity
  Common stock, par value $.01 per share, authorized
    50,000,000 shares, issued and outstanding
    15,824,010 shares at December 31, 1997                        158,240
  Preferred stock, authorized 1,000,000 shares,
    par value $5.00 no shares issued                                    -
Additional paid in capital                                       (177,968)
Retained deficit subsequent to reorganization (12-31-97)                -

  Total Stockholders' Deficit                                     (19,728)

      Total Liabilities and Stockholders' Equity                 $    647



















The accompanying notes are an integral part of these financial statements.

                                                                          F-3
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          For The
                                                         Year Ended
                                                         December 31,
                                                     1997          1996
                                                  (Unaudited)   (Restated)

Commissions and Fees                             $12,361,171 $21,110,944
Interest and dividends                                15,768     240,249
Other Revenue                                        327,145     549,156

      Total Revenue                               12,704,084  21,900,349

Operating Expenses
  Direct Operating Expenses                        1,584,214   2,365,706
  Selling and administrative expenses              6,139,094  15,425,185
  Research and development                           235,968     689,940
  Depreciation expenses                              131,473     532,045
  Bad debt expense                                         -     343,505

      Total Operating Expenses                     8,090,752  19,356,381

Income from operations                             4,613,332   2,543,968

Other Income (Expense)
  (Loss) on principal trading                     (2,810,316) (3,008,490)
  (Loss) from unconsolidating investees             (344,414)   (494,724)
  Interest expense                                   (81,085)   (340,595)
  Non recurring charge                                     -  (1,066,000)

      Total Other Income (Expenses)               (3,235,815) (4,909,809)

Loss from discontinued operations of European
  subsidiaries                                    (2,040,905)          -

      (Loss) before taxes                           (668,388) (2,365,841)

Benefit from (provision for) taxes                         -     408,620

      Net (Loss)                                 $  (668,388)$(1,957,221)

  (Loss) per share                               $     (.042)$     (.125)

Weighted average shares outstanding               15,824,010  15,679,522








The accompanying notes are an integral part of these financial statements.
                                                                          F-4
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM JANUARY 1, 1996
                    THROUGH DECEMBER 31, 1997


                                                                 Additional
                                                Common Stock       Paid In
                                            Shares       Amount     Capital

Balance, January 1, 1996                15,641,760      156,418   3,080,144

Issuance of common stock
  for services                              22,250          222      15,078

Issuance of shares from
  treasury stock at cost                         -            -      35,510

Issuance of common stock
 for services charged to
 additional paid in capital
 in connection with the merger             160,000        1,600      (1,600)

Reduction of deferred tax
  assets acquired in merger                      -            -     (77,800)

Net loss for the year                            -            -           -

Net cumulative translation
  adjustment for the year                        -            -           -

Balance, December 31, 1996              15,824,010    $ 158,240  $3,051,332

Reduction of deferred tax
  assets acquired in merger
  (unaudited)                                    -           -    (387,707)

Net loss for the year (unaudited)                -           -           -

Net cumulative translation
  adjustment for the year (unaudited)            -           -           -

Equity adjustment for the abandonment
 of subsidiaries (unaudited)                     -           -      52,809

Reorganization due to abandoned
  subsidiaries charged to additional
  paid in capital (unaudited)                    -           - (2,894,402)

Balance, December 31, 1997 (unaudited)  15,824,010   $ 158,240 $ (177,968)











The accompanying notes are an integral part of these financial statements.
                                                                           16





                                         Cumulative
                Treasury Stock           Translation     Retained
            Shares          Amount       Adjustment      Deficit        Total

            597,290      (5,973)          81,954        (268,793)   3,043,750


                  -           -                -               -       15,300


            (97,290)        973                -               -       36,483





                  -           -                -               -            -


                  -           -                -               -      (77,800)

                  -           -                -      (1,957,221)  (1,957,221)

                  -           -          (85,237)              -      (85,237)

            500,000   $  (5,000)       $  (3,283)    $(2,226,014)    $975,275



                  -           -                -               -     (387,707)

                  -           -                -        (668,388)    (668,388)


                  -           -          (82,202)              -      (82,202)


           (500,000)      5,000           85,485               -      143,294



                  -           -                -       2,894,402            -

                  0   $       0        $       0      $        0   $  (19,728)












                                                                          F-5
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Years Ended
                                                            December 31,
                                                         1997          1996
DISCONTINUED OPERATING ACTIVITIES
  Cash Flows Provided by Operating Activities:
    Net (loss) income                                $1,372,517   $(1,957,221)
    Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and amortization                       131,473       532,045
    Expense paid by issuance of common stock                  -        15,300
    Loss from unconsolidated investees                  344,414       494,724
    Provision for bad debts                                   -       343,505
    (Increase) decrease in securities purchased        (301,605)            -
    (Increase) in inventories                                 -      (422,871)
    (Increase) in accounts receivable                (1,206,366)     (964,689)
    Decrease in other receivables                       124,635        41,339
    Decrease in prepaid expenses                         14,011         9,573
    Increase in accounts payable and accrued
      expenses                                        2,047,811       426,869
    (Decrease) increase in taxes payable                359,358       (20,102)
    Increase in security deposits                       (16,268)      (51,322)
    (Decrease) increase in other liabilities             14,707     1,595,380
    (Decrease) increase in due to customers          (1,376,245)      674,257
    (Decrease) increase in securities sold and
      not yet purchased                                (185,712)      972,205
    Decrease in other assets                              6,506        27,745
    Decrease in deferred taxes                         (249,593)            -
      Net cash provided by operating
        activities                                    1,079,643     1,716,737

DISCONTINUED INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                        (138,107)     (908,979)
    Payment for purchase of investee                   (260,041)     (340,028)
    Investment in collectibles                          (26,122)     (340,719)
    Abandonment of subsidiaries                      (1,112,315)            -
      Net cash used in investing activities          (1,536,585)   (1,589,726)

DISCONTINUED FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Issuance of treasury stock, at cost in 1996               -        36,483
    Proceeds from loan payable                           36,684     1,180,998
    Repayment of loans payable                         (105,035)     (184,184)
    Advances to related parties                        (150,301)   (1,093,839)
    Repayment of notes payable                                -      (279,321)
      Net cash used in financing activities            (218,652)     (339,863)

Effect of Exchange Rate Changes on Cash                 (10,303)      105,823

Net (decrease) increase in cash and cash
  equivalents                                          (685,897)     (107,029)

Cash and cash equivalents, beginning of year            686,544       793,573

Cash and cash equivalents, end of year               $      647    $  686,544


The accompanying notes are an integral part of these financial statements.
                                                                          F-6
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 1 - RECENT REORGANIZATION

     During 1997, a financial reorganization of the Company's foreign subsidiaries was required as a result of the failure of subsidiary Options Invest Danmark A/S to obtain a required financial services license from the Government of Denmark. As a result of this financial reorganization, the Company has discontinued its European business operations effective June 30, 1997. The Company at present has no administrative or operating control of any of the former subsidiary operations, and accounted for the abandonment of these subsidiaries during the year ended December 31, 1997.

     Consequently, the business operations of the Company are presently limited to its administrative operations, although it is currently reviewing its legal options with respect to recouping a portion of its investment in BusinessNet Europe, Ltd. No asset values remain as of this time.

NOTE 2 - NATURE OF BUSINESS

     BusinessNet Holdings Corp. (formerly BusinessNet International, Inc. and Navigato International, Inc.) (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.

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

     The first period of financial reporting as an operating company was the fourth quarter 1994 as the company had its first significant sale to a South African customer in the Navigato A/S subsidiary which is now reported as a component of the discontinued technological segment. Preceding that period the Company had been in the development stage.

     On August 1, 1998 the Registrant changed its name to BusinessNet Holdings Corp., and undertook a reverse-split of its Common Stock on the basis of one new Share for each fifty (50) issued and outstanding Shares.

     As a result of the merger the Company had two distinct business segments. The business segments were technological product and services and the financial services division which assisted investors in options trading and hedging strategies in Europe, primarily in the countries of Denmark and England.

           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)


     BusinessNet U.K., LTD was acquired by the Company on June 4, 1996 by the issuance of 9,000,000 shares of common stock, $.01 par value, in exchange for all of the outstanding capital stock of BusinessNet U.K., LTD The business combination has been accounted for as a pooling of interests pursuant to APB16, and, accordingly, the consolidated financial statements include the combined results of operations for 1996 and historical equity from the date BusinessNet U.K. commenced operations (January 10, 1992).

     Included in consolidated results of operations for the year ended December 31, 1996 are the following results of the previously separate companies for the year ended December 31, 1996.


                   BusinessNet
                  International,                 Inter-
                     Inc.        BusinessNet    Company   Consolidated
                  (The Company)   (Europe)       Charges      Amounts

      Net Sales     $  75,691    $22,452,581  $ (627,923)  $ 21,900,349

      Net (Loss)    $(889,347)   $(  953,552) $ (114,322)  $( 1,957,221)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation (December 31, 1997 - Unaudited)

     The accompanying consolidated balance sheet at December 31, 1997 and the related statements of income, cash flows and stockholders' equity for the year then ended is unaudited. In the opinion of the Company's management these reflect all adjustments necessary for a fair presentation of the results for the unaudited period. Specifically, insufficient information was available for certain accounting records of the discontinued subsidiaries to be audited, which provided a scope limitation beyond the control of management, and the Company's independent accountant informed the Company that the compiled financial statements for December 31, 1997 was the highest level of service that they could provide under the circumstances. The Company believes the December 31, 1997 financial statements satisfy the filing requirements, under these circumstances, in reliance upon Exchange Act Rule 12B-21 as they represent the best and most current financial information that the Company has at this time.

     Acquisition of Navigato A/S and 1994 Recapitalization

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








                                                                          F-8
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

     Restatement and Reclassification of Financial Statement Presentation

     Due to the recapitalization, historical stockholders' equity of the acquirer (Navigato A/S) prior to the 1994 merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's and acquirer's stock with an offset to paid-in capital. Retained deficit of the acquirer has been carried forward after the acquisition. Due to the 1996 acquisition discussed in Note 2, and 1996 consolidated financial statements have been retroactively restated to include the results of BusinessNet U.K. for all periods presented.

     Principles of Consolidation

     The accompanying consolidated statements of income as of December 31, 1997 and 1996 includes the accounts of the Company and the following subsidiaries including their results of operations, including discontinued operations, for all periods presented:

     BusinessNet Danmark A/S
     Navigato A/S
     Options Invest Danmark A/S
     Stock Options A/S
     BusinessNet Holding A/S
     Kilroy Kilroy APS
     Stock Options Sweden AB
     Dubesco Broker A/S
     BusinessNet HOLDINGS CORP.

     The balance sheet at December 31, 1997 includes only the accounts of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.)

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

     Revenue Recognition

     Revenue for technological products and services was recognized when the product was delivered and accepted by customers. In the financial services segment customer security transactions were recorded on a settlement date basis with related commission income and expenses recorded on a trade date basis. Securities transactions of the Company are recorded on a trade date basis. Fees were recorded when considered earned based upon the specific relationship with the customer.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

                                                                          F-9
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset.

     Concentration of Credit Risk and Economic Dependence

     The Company was dependent on its prior chairman and major shareholder who has personally guaranteed substantial amounts of the Company's debt with the bank through December 31, 1996. Additionally, at December 31, 1996 the Company has a material receivable from this shareholder.

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

     The company has participating interests in the ownership of non-public entities with no established market value. As these represent than 50% interests they are treated as unconsolidated investees. Investments in entities using the Equity Method, in which revenue and expense details are not available and which the Company had no equity in undistributed earnings included in retained deficit as of December 31, 1996, totaled $170,508 as follows:
                                                                      Limited
                           of                 Percentage              Partners'
                           Limited            Owner-      Ending      Capital
     Selskab               Partnership        Ship        Capital     @12/31/96

     I/S Nordic Airleasing Kobenhavn          25.0%       402.834      67,789
     K/S Nordic Shipping   Kobenhavn           1.1%        72.036      12,122
     Rederiet af 9/12 K/S  Kobenhavn           7.7%       538.370      90,597

                                                        1,013,240     170,508

     Included in loss from unconsolidated investees for the above limited partnership were $170,508 and $185,035 for 1997 and 1996 respectively. This investment was held in the European subsidiaries and, as such, at December 31, 1997 the Company holds no interest in these partnerships.

     The company has a 16% interest in a limited liability company which is primarily involved in the manufacture and distribution of diet pills. The company had no accumulated equity in the undistributed earnings of the limited liability company included in Retained Deficit. Additionally at December 31, 1996 the Limited Liability Company had been advanced $62,500 which was included in amounts receivable other.








                                                                         F-10
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Equity Method and Investments in unconsolidated entities - (Continued)

     Condensed unaudited 1996 financial information for the limited liability company is as follows: (No information for 1997 is available)

          Summary of Statements of Financial Condition

                                                       December 31, 1996
     Assets
          Total assets$                                        2,547,503

      Liabilities and Members Equity
        Total Liabilities                                     $  788,704

      Members Equity
       Other members                                           1,672,840
       BusinessNet                                                85,959

         Total Liabilities and Members Equity                 $2,547,503

               Summary of Statement of Operations

     Revenues                                                $ 4,796,665

     Expenses                                                 (6,732,219)

        Net (Loss)                                           $(1,935,554)

     1996 net (loss) allocated to the Company (16%) was $(309,689).

     The balance of this investment, $85,959 was written off in 1997 in connection with the abandonment of the European subsidiaries.

     Inventories

     Inventories of the foreign subsidiaries were valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory includes components which have the risk of technological obsolescence which is considered by management when to apply the lower of cost or market criteria.

     Inventories consisted of the following at December 31, 1996:

           Internet products                                 $ 412,720
           Transportation products                             136,777

                 Total                                       $ 549,497

     No inventories remained on hand as of December 31, 1997.

     Earnings Per Share

     Earnings per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for the number of equivalent shares received by Navigato A/S as a result of the recapitalization, as well as retroactive recognition for the acquisition of BusinessNet accounted for as a pooling of interests.
                                                                         F-11
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

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

     At December 31, 1997 the cumulative translation adjustment is as follows:

      Balance January 1, 1995 as previously reported          $ (5,470)
      Increase due to acquisition accounted for as a
        pooling of interest                                    (55,640)
      Balance January 1, 1995 as restated                      (61,380)
      Translation adjustment - historical value of equity (89,602) Current years (1995) translation adjustment from
        functional currency DKK                                277,488
      Other translation adjustments including fixed
        assets and effect on depreciation                      (44,551)
      Balance December 31, 1995                                 81,954

      Translation adjustment - historical value of equity       19,846
      Current years (1996) translation from functional
        currency DKK                                           (95,537)
      Other translation adjustments including fixed
        assets and effect on depreciation                       (9,546)
      Balance December 31, 1996                                 (3,283)

      Current years (1997) transactions from
        functional currency DKK                                (82,202)
      Effect of abandonment of subsidiaries                     85,485
      Balance at December 31, 1997                           $       0

                                                  For the Year Ended
                                                      December 31,
                                                     1997       1996
      Schedule of Non Cash Investing
      and Financing Activities:

      Non cash effect of translation
        adjustments                            $       -    $(190,520)

      22,250 shares issued for services                -       15,300

      160,000 shares in 1996 of common stock
        issued for services in connection with
        sale of securities and a like amount
        charged to additional paid in capital
        discussed in Note 4                    $       -   $  70,000





                                                                         F-12
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 4 - CAPITAL STOCK

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

  Treasury Stock

  Shares on hand for the period preceding the acquisition held by the acquired company were valued at cost and recorded as treasury stock pursuant to the pooling of interest treatment. These shares were held by a foreign subsidiary which the Company has abandoned and therefore no treasury stock is on hand at December 31, 1997.

  Additional Paid in Capital

  Additional paid in capital has been restated to record the opening balance at historical values of the respective companies as well as to include an increase for deferred tax assets expected to be realized as a result of the business combination.






                                                                         F-13
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 4 - CAPITAL STOCK - (Continued)

  Incentive stock option plan

  On October 1, 1994 the Company adopted a stock option plan for employees, directors, consultants and advisors, which provide for the issuance of up to 500,000 shares of common stock. The Board of Directors authorized the issuance of up to 150,000 shares on October 14, 1994 based upon certain performance goals. No options have been granted under this plan as of December 31, 1997.

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

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

  Prior to the merger in 1996 the Company kept funds with a company owned by the director and current chairman, who from time to time assisted the company with its efforts in capital markets. This director was considered an affiliate and is now the chairman of the Company.

  The Company also rented offices from a company owned by the chairman and included in rent expense for 1996 is approximately $33,000 paid to the chairman and or his company.

  Prior to the acquisition discussed in Note 2, "S" registrations described in Note 4 were fully subscribed by the company controlled by the current chairman.

  At December 31, 1996 accounts receivable - officer includes $1,052,976 of non-interest bearing advances to the chairman which were expected to be repaid in 1997. This receivable was an asset of the abandoned foreign subsidiaries and as of December 31, 1997 no amounts are recorded due to the US parent. If these amounts were collected, it is expected they would be used to satisfy obligations of the abandoned subsidiaries.

  Loan receivable officer represented advances to the president of the fleet management subsidiary, and bore an interest rate of 6% and was originally scheduled to be repaid February 1, 1997 and was extended for one year. This receivable was an asset of the abandoned foreign subsidiaries and as of December 31, 1997 no amounts are recorded due to the US parent. If these amounts were collected, it is expected they would be used to satisfy obligations of the abandoned subsidiaries.

  Included in interest income for 1996 was $6,391 from related parties.









                                                                         F-14
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 6 - PROPERTY AND EQUIPMENT

     The Company generally estimated useful lives of 3-5 years on plant and machinery, 10 years on leasehold improvements and 50 years for buildings.

     As a result of the abandonment of the foreign subsidiaries, the Company has no fixed assets as of December 31, 1997.

NOTE 7 - LEASES

     The Company leased premises in Denmark and equipment under operating leases that expired through 1998 and the year 2000 with monthly rentals of approximately $37,800 for premises and $13,000 for office equipment. As a result of the abandonment of the foreign subsidiaries, the Company has no lease commitments with an expiration date of more than one year from the balance sheet date.

     Rent expense for total operating leases for 1997 and 1996 was approximately $94,000 and $377,000 for premises, respectively and $37,000 and $148,000 for equipment under operating lease, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company's financial services division was involved in several litigations with customers, primarily due to complaints in connection with either the suitability or results of the customers trading when they are not successful. Frequently these actions were commenced in defense of the company enforcing default provisions in fee and credit arrangements. Generally, the Company had corresponding receivable balances which had been reserved and included in the allowance for bad debt. The Company did not anticipate to have claims in excess of such reserves which are already recorded in the financial statements through December 31, 1996.

     During the fourth quarter of 1996, the Company recorded in the financial services subsidiaries as a non-recurring charge the write off of a receivable totaling $1,066,000 which arose from the reversal of payments the Company had already received in the form of checks from a customer.
     By agreement amongst Danish banks, the customers corresponding bank reversed the checks, and such reversal was recognized by the Company's bank. Additionally, the customer claimed relief on $180,000 of fees paid by wire, such claims were not honored by the Company's bank and the Company does not expect this claim to be honored, nor has it recorded a charge for the same. The customer's claim for such reversal is based upon losses incurred by the customer's president on unauthorized investments. The Company's counter claim is against the customer as frivolous, includes the customer's bank, as the Company alleges proceeds from the check reversal were used to offset debts the customer had with the bank. The anticipated length of time such a counter claim will take on behalf of the Company to both prevail and ultimately realize proceeds has created an uncertainty that such amounts have been charged to operations currently and if a positive result is achieved from this litigation, the Company will record the same as income when the proceeds are in fact received.








                                                                         F-15
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company's financial services companies primarily operated in Denmark and as such have not been subject to the control of a regulatory body. In December 1995, the Danish authorities announced it would put into place such controls by June of 1997, including certain criteria for having the authority to perform many of the revenue producing activities the Company had performed and the requirement to maintain minimum levels of capital. The Company had applied for this approval and anticipated receiving the same by the required date. The Company did not anticipate it would be unable to obtain this approval. In accordance with Danish law, salaried employees are entitled to three months notice of termination after six months of employment with the terms of notice increasing one month for each three years of employment. The prior years financial statements did not include any liabilities for such obligations as the Company had not prematurely terminated any current employees. On July 2, 1997 the Company was informed that in fact it did not receive such approval, which rendered substantially all of the Company's operating subsidiaries in Europe insolvent, including a substantial liability for premature termination.
     As such, the Company has abandoned these subsidiaries, as discussed in
     Note 1, and the Company has been informed by counsel that liabilities in excess of the subsidiaries assets cannot be passed through to the parent. Under US law and the laws of Delaware, and as such the Company has accounted for the abandonment of these subsidiaries and the reorganization of the parent company.

     In connection with investment made by the subsidiaries in unconsolidated investees the Company had contingent liabilities, for limited partners' share of non-recourse liabilities, secured by assets of the limited partnership investees, totaling 24,024,000DKK or approximately $4,041,000. Due to the assets secured and the non-recourse nature of the debt, no provisions for loss contingencies had been recorded by the Company.




























                                                                         F-16
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 9 - INCOME TAXES

     The provision for income taxes consists of the following:

                                                      1996        1995
     Current
        Federal........................          $       -    $      -
        Foreign (UK)...................                  -     (54,800)

     Deferred:
        Federal........................                  -   (114,322)
     Foreign (UK)......................                  -    577,742

     Benefit from (Provision for) taxes.           $     -  $ 408,620


     The differences between the provision for income taxes and income taxes computed using the U.K. income tax rate were as follows:

                                                          1997        1996

     Amount computed using the statutory rate.....   $      -     $ 828,045

     (Increase) reduction in taxes resulting from:
                  Foreign income..................          -       (54,800)
                 Other...........................           -      (364,625)


     Benefit from (Provision for) income taxes      $       -     $ 408,620


     The domestic and foreign components of income before taxes were as follows:

                                                          1996        1995

     Domestic...............................        $ (20,375)   $   232,000
     Foreign................................         (648,013)    (2,597,841)

        Total (loss) before income taxes            $(668,388)   $(2,365,841)














                                                                         F-17
          BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 9 - INCOME TAXES

     The Company has available operating loss carryforwards, which may be used to reduce Federal and Danish corporate income tax liabilities in future years as follows:

     Available Through            Federal-USA

         1998                        $         -
         1999                                  -
         2000                                  -
         2001                                  -
         2005                            105,896
         2006                             14,003
         2007                             22,420
         2008                            333,793
         2009                            112,222
         2010                            260,183
         2011                             20,375

                                       $ 868,892


      Deferred taxes consist of the following at December 31, 1997:

                                       Federal-USA

      Total deferred tax assets          $ 295,425
      Less:  Valuation allowance          (295,425)

      Net deferred tax assets            $       0

     Deferred tax assets are attributable to available net operating loss carryforwards. In connection with the acquisition discussed in Note 2, the Company recorded $707,300 as a deferred tax asset with a corresponding increase to additional paid in capital, which represents those amounts it expects to realize in the form of total benefits from loss carryforwards subsequent to the merger. During 1996, a $77,800 reduction in the current benefit was recorded as a charge to additional paid in capital. During 1997, due to the abandonment of the foreign subsidiaries, the Company reversed all deferred tax assets and only retained the USA net operating losses.

NOTE 10 - DUE TO CREDIT INSTITUTIONS

     Included in due to credit institutions at December 31, 1996 was $133,638 due to a factor to provide interim financing of accounts receivable from sales transactions, which are factored when the customer no longer has the right of return and has obtained an insured guarantee of a third party. The interest rate on outstanding balances was 13.25% per annum. Additionally, on December 31, 996 $285,979 represented a note payable to the bank with interest at the banks prime rate which was due upon demand.



                                                                         F-18
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)


NOTE 11 - LONG TERM DEBT

At December 31, 1996 long term debt was comprised of the following:
                                                                     1996
      Building loan payable
        Interest payable quarterly at 8% principle
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



                                                                         F-19
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 11 - LONG TERM DEBT - (Continued)

     As a result of the abandonment of the foreign subsidiaries, in which all the above debt was held, the parent company has no amounts outstanding at December 31, 1997.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 13 - SEGMENT INFORMATION - 1996

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










                                                                         F-20
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 13 - SEGMENT INFORMATION - (Continued)

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













                                                                         F-21
          BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited for the year ended December 31, 1997)


NOTE 14 - SEGMENT INFORMATION - 1997 (Unaudited)

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


                                                    Adjustments
                        Financial    Technological       &
                         Services     Services       Eliminations  Consolidated

Revenue from
unaffiliated
customers              $12,376,939    $   327,145     $        -  $12,704,084

Intersegment  Revenue            -        119,789       (119,789)           -

  Total Revenue        $12,376,939    $   446,934      $(119,789) $12,704,084

Operating profit       $ 3,546,401   $ (1,039,175)    $   32,082  $ 2,539,308

Loss from  unconsolidated investees                     (344,414)

  General  corporate expenses                                       (766,292)
  Interest expense                                                   (81,085)

  Income from continuing
    operations  before income
    taxes                                                        $ 1,372,517

Loss from discontinued operations
 of European subsidiaries                                         (2,040,905)

Net loss before income taxes                                     $   668,388



                                                                         F-22
Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements exist with respect to accounting and/or financial disclosure. Effective for this filing the Company retained Schuhalter, Coughlin & Suozzo, LLC, one of the two principal accounting firms used in 1996.



                            PART III

Item 9 - Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company as of December 31, 1997 were as follows:


Name & Address
Age
Position







William J. Reilly
1 Bannisters Wharf
Newport, RI 02840
44
Acting Chairman


Rounsevelle W. Schaum
c/o Reilly
1 Bannisters Whart
Newport, RI 02840

Secretary,
Director



Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.



























                                                                           36
Item 10 - Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1997 and 1996: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000.

ANNUAL COMPENSATION

Name and position                        Year            Salary

Carsten Bang Jensen,                     1996          $333,336
FormerPresident and Chief                1997          $138,890
Operating Officer

Harald Madsen,                           1996          $283,898
Former Chief Financial Officer           1997          $118,290

William J. Reilly                        1997          $  5,000
Chairman, Director








































                                                                           37
Item 11 - Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - the following persons are known to the Company to be the beneficial owners of more than 5% of the 15,824,010 shares of the Company's outstanding Common Stock as of December 31, 1997.

(b) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of December 31, 1997:


Name and Address of
Owner                          Position          Amount and         Percent of
                                                 Nature of          Class
                                                 Beneficial
                                                 Ownership

Morten Skjelborg              Chairman           9,106,943     (1)     57.55%
Flat 512, Butlers             of the
Wharf Build                   Board
36 Shad Thames                (Resigned
London SE1 2YE                during
United Kingdom                1997)

Carsten Bang Jensen           President              2,000     (1)       .00%
Skjoldnaesvej 119             and Chief
4174 Hystrup                  Operating
Denmark                       Officer,
                              Director

William J. Reilly             Chairman             265,000     (1)       .02%
396 Broadway                  of the
New York, NY 10013            Board
USA                           Director
                              (Resigned
                              during
                              1997)

Serdani Management                               2,288,000             14.46%
Ltd.
Euro-Canadian Centre
Marlborough St.
Massau, Bahamas




(1) Total Officers
     and
     Directors
    as a group                                   9,373,943             57.57%
























                                                                           38
Item 12 - Certain Relationships and Related Transactions

For the fiscal year ended December 31, 1997 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements(SEE FOOTNOTE 5 (five)) for the year then ended December 31, 1997, the contents of which commence on Page F1.
























































                                                                           39
                            PART IV

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

Reports on Form 8-K

NONE.
































                                                                           40
                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESSNET HOLDINGS CORP.



May 1, 1999                   by:/s/ William J. Reilly
and submitted effective              William J. Reilly
August 31, 1999                      Acting Chairman, Director


May 1, 1999                   by:/s/ Rounseville W. Schaum
and submitted effective              Rounseville W. Schaum
August 31, 1999                      Secretary, Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 1, 1999                    by:/s/ William J. Reilly
and submitted effective               William J. Reilly
August 31, 1999                       Acting Chairman, Director


May 1, 1999                    by:/s/ Rounseville W. Schaum
and submitted effective               Rounseville W. Schaum
August 31, 1999                       Secretary, Director




























                                                                           41
BUSINESSNET HOLDINGS CORP. AND SUBSIDIARY
COMPUTATION OF PER SHARE EARNINGS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)







                                                      For the Year Ended
                                                          December 31,
                                                      1997          1996
                                                   (Unaudited)    (Restated)

Computation of primary earnings per
  common share

  Average shares outstanding                       15,824,010   15,679,552
  Net effect dilutive stock options                         -            -
        Total                                      15,824,010   15,679,552

Net (Loss)                                           (668,388)  (1,957,221)

Net (loss) per share                                    (.042)     (.125)



1. Earnings per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for the number of equivalent shares received by Navigato A/S as a result of the recapitalization in 1994.

2. Earnings per share have been restated to reflect the shares issued in the acquisition back to the beginning of the period.












                                                       Exhibit 11