Form 10KSB
period 1998-12-31
BUSINESSNET HOLDING CORP
filed 1999-10-01
CIK 847467

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          Form 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 1998.Commission File No. 33-27652-NY


                   BusinessNet Holdings Corp.
(Exact name of registrant as specified in its charter)



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

 Yes: ___            No:   X

Transitional Small Business Disclosure Format:

 Yes:   X                      No:


The number of shares outstanding of the registrant's classes of common stock as of December 31, 1998 is 776,482 shares of $.01 par value common stock.

                    BusinessNet Holdings Corp.
                            FORM 10-KSB,
                 Fiscal Year Ended December 31, 1998


                         TABLE OF CONTENTS


PART I

Item 1- Business                                                      3
Item 2- Properties                                                    4
Item 3- Legal Proceedings                                             4
Item 4- Submission of Matters to a Vote of Security Holders           4

PART II
Item 5 - Market for Registrant's Common Equity and Related Stockholders
        Matters                                                       5
Item 6 - Management's Discussion and Analysis of Financial Condition
        and Results and Plan of Operations                            6
Item 7 - Financial Statement and Supplementary Data                   8
Item 8 - Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure                                          9

PART III
Item 9 - Directors and Executive Officers of the Registrant           9
Item 10- Executive Compensation                                      10
Item 11- Security Ownership of Certain Beneficial Owners and Management10
Item 12- Certain Relationships and Related Transactions              11

PART IV
Item 13 -Exhibits, Schedules and Reports on Form 8-K                 12

Signatures                                                           13

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




                                3
Item 2 - Properties

The Company's principal office facility is located in leased premises at 1 Bannister's Wharf, Newport, RI, 02840, which is the office of the Registrant's investment banking consultants, Newport Capital Partners. The office facility is provided to the Registrant at a monthly rent of $500.00 on a month-to-month basis.

The Registrant believes that this lease arrangement is adequate for the immediately foreseeable business needs of the Registrant.
Item 3 - Legal Proceedings

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

Item 4 - Submission of Matters to a Vote of Security Holders

On June 1, 1998 the Shareholders of the Registrant, acting on written consent in lieu of an Annual Meeting in accordance with the laws of the State of Delaware, authorized the change of name of the Registrant and the retention of Schuhalter, Coughlin & Suozzo, CPA, as independent auditor for calendar year 1998.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholders
     Matters

(a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: BNHC) for the four quarters of 1998 and 1997, respectively, as reported by the National Quotation Bureau, Inc. and NASD. Prices for the third and fourth quarters of 1998 reflect the one-for-fifty reverse split of Common Stock:


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

                                   HIGH      LOW         HIGH     LOW
 1998                       BID PRICES       ASK PRICES

 January 1 - March 31             1 1/4      1        2 1/2        1 1/8
 April 1 - June 30                    5      1 1/4    7 1/2        1 1/8
 July 1 - September 30            1 1/4        1/2    1 1/2          3/4
 October 1 - December 31          3 3/4      2 1/4    2 1/4        4

Sales prices do not include commissions or other adjustments to the selling price.

(b) Holders- As of May 11, 1999 there were 95 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 220.

(c) Dividends - The Company has not paid or declared any dividends upon its common stock and it intends for the foreseeable future to retain any earnings to support the growth of its business. Any payment of cash dividends in the future, as determined at the discretion of the Board of Directors, will be dependent upon the Company's earnings and financial condition, capital requirements, and other factors deemed relevant.
(d) Warrants and Options- In addition to the Company's aforesaid outstanding Common Stock, there are, as of May 11, 1999, issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:
Description              Number            Exercise Price         Expiration
Class "A" Warrants        100,000            $ .50                 12/31/02
Class "B" Warrants        500,000            $5.00                 12/31/03



                                5
Item 6 - Management's Discussion and Analysis of Financial Condition and Results and Plan of Operations

RESULTS OF OPERATIONS

Twelve Months Ended December, 1998 vs. December 1997
As a result of the reorganization undertaken by the Registrant on September 30, 1997, at which time it discontinued its former subsidiary operations, the financial results of the former subsidiaries are no longer reported by the Registrant and therefore year-to-year comparisons are not meaningful. The Registrant did not conduct any business operations in 1998 apart from the administrative functions, and did not receive any dividends or other revenue in 1998.

Twelve Months Ended December, 1997 vs. December 1996
As a result of the reorganization undertaken by the Registrant on September 30, 1997, at which time it discontinued its former subsidiary operations, the financial results of the former subsidiaries are no longer reported by the Registrant and therefore year-to-year comparisons are not meaningful. The Registrant undertook a quasi-reorganization in accordance with applicable FASB standards on December 31, 1997, and has written off its investment in its former operating subsidiaries.

Plan of Operations

The Company has raised its present working capital from private equity transactions and has formed a subsidiary, Omnicast Corporation (in May of 1999) for the purpose of acquiring entertainment rights to market media productions and media related products. The Company, through its subsidiary, also has opened its website, www.Omnicast.com. As a holding company, the Company believes it can maintain sufficient capital to fund the projects of its subsidiary during the next twelve months.

EFFECT OF INFLATION ON OPERATION

The Registrant is at present undertaking no business operations and therefore is not subject to the potential effects of inflation.

SEASONALITY

The Registrant is at present undertaking no business operations and therefore is not subject to seasonal fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

During the year ended December 31, 1997, the Company discontinued the operations of its foreign operating subsidiaries. As of December 31, 1998, the Company had a working capital surplus of $110,125.

The Company had no material financial commitments at December 31, 1998. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings, cash generated from acquired operations and borrowings from possible new credit facilities.

Based upon the financial condition at December 31, 1998 and the present lack of business operations or financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future.

There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating requirements.
                                6
DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

The disclosures included in this Form 10-KSB, incorporated documents included by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expects", "very satisfactory", "confident" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-loking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-KSB and other matters detailed from time-to-time in the Company's Securities and Exchange filings, including the Company's periodic filings on Form 10-QSB and Form 10-KSB.

                             PART IV

ITEM 7.   Financial Statement and Supplementary Data

     (a)  The following documents are filed as part of this report:

a. Consolidated Financial Statements of the Registrant, BusinessNet International, Inc.
                                                             Page

Report of Independent Auditors'                               F-1

Report of Independent Accountants'                            F-2

Consolidated Balance Sheet of BusinessNet International,
  Inc. as of December 31, 1998                                F-3

Consolidated Statements of Operations of BusinessNet
  International, Inc. for the years ended
  December 31, 1998 and 1997 (Unaudited)                      F-4

Consolidated Statements of Changes in Stockholders
  Equity of BusinessNet International, Inc. for the
  period from January 1, 1997 to December 31, 1998            F-5

Consolidated Statements of Cash Flows of BusinessNet
  International, Inc. for the years ended
  December 31, 1998 and 1997 (Unaudited)                      F-6

Notes to the Financial Statements of BusinessNet
  International, Inc.                                 F-7 to F-20

b.   Interim Financial Statements

     Not Applicable

c. Financial Statements of Business Acquired and to be Acquired


























                                8









                   INDEPENDENT AUDITORS' REPORT



To the Board of Directors of

BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.)



We have audited the accompanying balance sheet of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the period from December 31, 1997 (date of reorganization) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.) at December 31, 1998, and the results of its operations and its cash flows for the period from December 31, 1997 (date of reorganization) to December 31, 1998, in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1997 were compiled by us, and our report thereon, dated April 30, 1999, stated that we did not audit or review those financial statements and, accordingly, expressed no opinion or any other form of assurance on them.


                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

August 31, 1999






                                                              F-1














                INDEPENDENT ACCOUNTANTS' REPORT






To the Board of Directors and Stockholders of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.)


We have compiled the accompanying consolidated balance sheet of BusinessNet Holdings Corp. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, in the accompanying index to the financial statements (Item 7.), in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




                                         /s/Schuhalter, Coughlin & Suozzo, LLC
                                            SCHUHALTER, COUGHLIN & SUOZZO, LLC



Raritan, New Jersey

April 30, 1999


                                                              F-2
                    BUSINESSNET HOLDINGS CORP.
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1998





      Assets

Current Assets
  Cash and equivalents                                          $ 135,500

      Total Current Assets                                        135,500

      Total Assets                                              $ 135,500


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                         $  25,375

       Total Current Liabilities                                   25,375

Stockholders' Equity
  Common stock, par value $.01 per share, authorized
    50,000,000 shares, issued and outstanding
    776,482 shares at December 31, 1998                             7,765
  Preferred stock, authorized 1,000,000 shares,
    par value $5.00 no shares issued                                    -
Additional paid in capital                                        202,507
Retained deficit subsequent to reorganization (12-31-97)         (100,147)

  Total Stockholders' Deficit                                     110,125

      Total Liabilities and Stockholders' Equity                 $135,500























The accompanying notes are an integral part of these financial statements.



                                                              F-3
                    BUSINESSNET HOLDINGS CORP.
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          For The
                                                         Year Ended
                                                         December 31,
                                                     1997          1998
                                                  (Unaudited)

Commissions and Fees                             $12,361,171  $        -
Interest and dividends                                15,768           -
Other Revenue                                        327,145           -

      Total Revenue                               12,704,084           -

Operating Expenses
  Direct Operating Expenses                        1,584,214           -
  Selling and administrative expenses              6,139,094       5,147
  Research and development                           235,968           -
  Depreciation expenses                              131,473           -
  Stock-based compensation                                 -      95,000

      Total Operating Expenses                     8,090,752     100,147

Income (loss) from operations                      4,613,332    (100,147)

Other Income (Expense)
  (Loss) on principal trading                     (2,810,316)          -
  (Loss) from unconsolidating investees             (344,414)          -
  Interest expense                                   (81,085)          -

      Total Other Income (Expenses)               (3,235,815)          -

Loss from discontinued operations of European
  subsidiaries                                    (2,045,905)          -

      (Loss) before taxes                           (668,388)   (100,147)

Benefit from (provision for) taxes                         -           -

      Net (Loss)                                 $  (668,388) $ (100,147)

  (Loss) per share                               $    (2.112) $    (.295)

Weighted average shares outstanding                  316,482     338,982















The accompanying notes are an integral part of these financial statements.
                                                              F-4
          BUSINESSNET INTERNATIONAL, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM JANUARY 1, 1997
                    THROUGH DECEMBER 31, 1998



Additional
                                                Common Stock
Paid In
                                            Shares       Amount    Capital

Balance, January 1, 1997               15,824,010     $ 158,240  $3,051,322

Reduction of deferred tax
  assets acquired in merger
  (unaudited)                                   -             -    (387,707)

Net loss for the year (unaudited)               -             -           -

Net cumulative translation
  adjustment for the year (unaudited)           -             -           -

Equity adjustment for the abandonment
 of subsidiaries (unaudited)                    -             -      52,809

Reorganization due to abandoned
 subsidiaries charged to additional
 paid in capital (unaudited)                    -             -  (2,894,402)

Balance, December 31, 1997 (unaudited) 15,824,010       158,240    (177,968)

Reverse split of 1 share for every
 50 shares held                       (15,507,528)     (155,075)    155,075

Issuance of shares @ $.50 per share       270,000         2,700     132,300

Issuance of shares for services           190,000         1,900      93,100

Net loss for the year                           -             -           -

Balance, December 31, 1998                776,482     $   7,765  $  202,507
























The accompanying notes are an integral part of these financial statements.





                                Cumulative
        Treasury Stock          Translation     Retained
        Shares       Amount     Adjustment      Deficit          Total
        500,000   $  (5,000)    $  (3,283)   $(2,226,014)    $  975,275



              -           -             -              -       (387,707)

              -           -             -       (668,388)      (668,388)


              -           -       (82,202)             -        (82,202)


       (500,000)      5,000        85,485              -        143,294



              -           -             -      2,894,402              -

              -           -             -              -        (19,728)


              -           -             -              -              -

              -           -             -              -        135,000

              -           -             -              -         95,000

              -           -             -       (100,147)      (100,147)

      $       0   $       0     $       0     $ (100,147)    $  110,125
























                                                              F-5
             BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Years Ended
                                                           December 31,
                                                       1997          1998
OPERATING ACTIVITIES                                       (Unaudited)
 Cash Flows provided by Operating Activities:
    Net (Loss)                                             -     $ (100,147)
    Adjustments to reconcile net loss to cash
      provided by operating activities:
      Expense paid by issuance of common stock             -         95,000
      Increase in accounts payable and accrued
        expenses                                           -          4,500
                                                           -           (647)
DISCONTINUED OPERATING ACTIVITIES
  Cash Flows Provided by Operating Activities:
    Net (loss) income                             $1,377,517              -
    Adjustments to reconcile net loss to
    cash provided by operating activities:
    Depreciation and amortization                    131,473              -
    Loss from unconsolidated investees               344,414              -
    (Increase) decrease in securities purchased     (301,605)             -
    (Increase) in accounts receivable             (1,206,366)             -
    Decrease in other receivables                    124,635              -
    Decrease in prepaid expenses                      14,011              -
    Increase in accounts payable and accrued
      expenses                                     2,047,811              -
    (Decrease) increase in taxes payable             359,358              -
    Increase in security deposits                    (16,268)             -
    (Decrease) increase in other liabilities          14,707              -
    (Decrease) increase in due to customers       (1,376,245)             -
    (Decrease) increase in securities sold and
      not yet purchased                             (185,712)             -
    Decrease in other assets                           6,506              -
    Decrease in deferred taxes                      (249,593)             -
      Net cash provided by operating
        activities                                 1,084,643              -

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Acquisition of fixed assets                     (138,107)             -
    Payment for purchase of investee                (260,041)             -
    Investment in collectibles                       (26,122)             -
    Abandonment of subsidiaries                   (1,117,315)             -
      Net cash used in investing activities       (1,541,585)             -

FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Proceeds for the issuance of common stock              -        135,500
    Proceeds from loan payable                        36,684              -
    Repayment of loans payable                      (105,035)             -
    Advances to related parties                     (150,301)             -
      Net cash used in financing activities         (218,652)       135,500

Effect of Exchange Rate Changes on Cash              (10,303)             -

Net increase (decrease) in cash and cash equivalents(685,897)       134,853
Cash and cash equivalents, beginning of year         686,544            647
Cash and cash equivalents, end of year            $      647      $ 135,500


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

     Consequently, the business operations of the Company are presently limited to its administrative operations, although it is currently reviewing its legal options with respect to recouping a portion of its investment in BusinessNet Europe, Ltd. No asset values of the Company's foreign subsidiaries remain as of this time.

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






                                                              F-7
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation (December 31, 1997 - Unaudited)

     The accompanying consolidated income statement for the year ended December 31, 1997 and the related statements of cash flows and stockholders' equity for the year then ended is unaudited. In the opinion of the Company's management these reflect all adjustments necessary for a fair presentation of the results for the unaudited period. Specifically, insufficient information was available for certain accounting records of the discontinued subsidiaries to be audited, which provided a scope limitation beyond the control of management, and the Company's independent accountant informed the Company that the compiled financial statements for December 31, 1997 was the highest level of service that they could provide under the circumstances. The Company believes the December 31, 1997 financial statements satisfy the filing requirements, under these circumstances, in reliance upon Exchange Act Rule 12B-21 as they represent the best and most current financial information that the Company has at this time.

     As a result of the abandonment of the foreign subsidiaries in 1997, the Company accounted for the December 31, 1997 equity adjustments as a quasi-reorganization as of that date.

     Acquisition of Navigato A/S and 1994 Recapitalization

     On January 31, 1994 the company entered into an agreement to acquire 100% of the issued and outstanding capital stock of Navigato A/S.

     For accounting purposes the acquisition has been treated as an acquisition of Navigato International, Inc. by Navigato A/S and as a recapitalization of Navigato A/S. The historical financial statements prior to January 31, 1994 were those of Navigato A/S which commenced operations November 1, 1993.



























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

     Principles of Consolidation

     The accompanying consolidated statements of income as of December 31, 1997 includes the accounts of the Company and the following subsidiaries including their results of operations, including discontinued operations, for all periods presented:

     BusinessNet Danmark A/S
     Navigato A/S
     Options Invest Danmark A/S
     Stock Options A/S
     BusinessNet Holding A/S
     Kilroy Kilroy APS
     Stock Options Sweden AB
     Dubesco Broker A/S
     BusinessNet HOLDINGS CORP.

     The balance sheet at December 31, 1998 and the statements of income and cash flows for the year then ended includes only the accounts of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.) (See also Note - 1 Recent Reorganization)

     Use of Estimates

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

     Product Warranties

     The Company had provided customers with a limited one year warranty covering service costs only in the Fleet Information (Navigato) Division. The Company has had only limited sales in its history. No liability had been recognized in the accompanying financial statements through December 31, 1997 as no additional expenses relating to sales during this period are anticipated. Warranty expenses was nominal during the period presented. As a result of the abandonment of those subsidiaries, no obligations remain as of December 31, 1997.

     Equity Method and Investments in unconsolidated entities

     The company had participating interests in the ownership of non-public entities with no established market value. As these represent than 50% interests they are treated as unconsolidated investees. Investments in entities using the Equity Method, in which revenue and expense details are not available and which the Company had no equity in undistributed earnings included in retained deficit as of December 31, 1996, totaled $170,508 as follows:


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













                                                            F-10
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Equity Method and Investments in unconsolidated entities - (Continued)

     Included in loss from unconsolidated investees for the above limited partnership were $170,508 for 1997. This investment was held in the European subsidiaries and, as such, at December 31, 1997 the Company holds no interest in these partnerships.

     The Company, through its foreign subsidiaries had a 16% interest in a limited liability company which was primarily involved in the manufacture and distribution of diet pills. The company had no accumulated equity in the undistributed earnings of the limited liability company included in Retained Deficit.



     The balance of this investment, $85,959 was written off in 1997 in connection with the abandonment of the European subsidiaries.

     Earnings Per Share

     Earnings per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for reverse stock split of 1 share for each 50 shares held on August 1, 1998.

                                                   For the Year Ended
                                                       December 31,
                                                      1998       1997
      Schedule of Non Cash Investing
      and Financing Activities:

      190,000 share issued in 1998 for services     $ 95,000   $      -



























                                                             F-11
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Foreign Currency and Operations

     The financial statements and transactions of Navigato A/S are maintained in their functional currency (Danish Krona) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No.
     52. All balance sheet accounts were translated at the current exchange rate excluding equity which is translated at historical rates. Income statement items are translated at the average exchange rate for the applicable period. Any translation adjustments are accumulated in a separate component of stockholders equity.

     At December 31, 1997 the cumulative translation adjustment was as follows:

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

  In August 1998, the Company effected a 1 for 50 reverse split of shares of its common stock.

  In November 1998 the Company issued 270,000 shares of its common stock at $.50 per share including 50,000 shares pursuant to a warrant plan, in private transactions, generating $135,500 proceeds to the Company.

  In December 1998, the Company issued 190,000 shares valued at $95,000 to the acting president.

  Treasury Stock

  Shares on hand for the period preceding the acquisition held by the acquired company were valued at cost and recorded as treasury stock pursuant to the pooling of interest treatment. These shares were held by a foreign subsidiary which the Company has abandoned and therefore no treasury stock is on hand after December 31, 1997.




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

  Incentive stock option plan

  On October 1, 1994 the Company adopted a stock option plan for employees, directors, consultants and advisors, which provide for the issuance of up to 500,000 shares of common stock. The Board of Directors authorized the issuance of up to 150,000 shares on October 14, 1994 based upon certain performance goals. No options have been granted under this plan as of December 31, 1998.

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

  Reserved Shares

  During 1998, the Company issued warrants (the "A" warrants) to purchase 150,000 at $.50 per share through December 31, 2002 of which 50,000 were exercised in November 1998. 100,000 warrants remained unexercised as of December 31, 1998.

  During 1998 the Company issued warrants (the "B" warrants) to purchase 500,000 shares at $5.00 per share, which expire December 31, 2003. None of these warrants have been exercised.

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

                                                             F-14
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)


NOTE 5 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

     Loan receivable officer represented advances to the president of the fleet management subsidiary, and bore an interest rate of 6% and was originally scheduled to be repaid February 1, 1997 and was extended for one year. This receivable was an asset of the abandoned foreign subsidiaries and as of December 31, 1997 no amounts are recorded due to the US parent. If these amounts were collected, it is expected they would be used to satisfy obligations of the abandoned subsidiaries. No value remains in the current balance sheet.

     Included in interest income for 1996 was $6,391 from related parties.

     During 1997 and 1998 the Company paid $5,000 and $95,000 for rental and administrative fees to the acting president. The 1998 fees were paid by the issuance off 190,000 shares of common stock.

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

     Rent expense for total operating leases for 1997 was approximately $94,000 for premises, and $37,000 for equipment under operating lease.

     In 1997 and 1998 $5,000 per year was paid to the acting president for a month to month sublease of administrative offices.




















                                                             F-15
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company's financial services companies primarily operated in Denmark and as such have not been subject to the control of a regulatory body. In December 1995, the Danish authorities announced it would put into place such controls by June of 1997, including certain criteria for having the authority to perform many of the revenue producing activities the Company had performed and the requirement to maintain minimum levels of capital. The Company had applied for this approval and anticipated receiving the same by the required date. The Company did not anticipate it would be unable to obtain this approval. In accordance with Danish law, salaried employees are entitled to three months notice of termination after six months of employment with the terms of notice increasing one month for each three years of employment. The prior years financial statements did not include any liabilities for such obligations as the Company had not prematurely terminated any current employees. On July 2, 1997 the Company was informed that in fact it did not receive such approval, which rendered substantially all of the Company's operating subsidiaries in Europe insolvent, including a substantial liability for premature termination.
     As such, the Company has abandoned these subsidiaries, as discussed in
     Note 1, and the Company has been informed by counsel that liabilities in excess of the subsidiaries assets cannot be passed through to the parent of the present company under US law and the laws of Delaware, and as such the Company has accounted for the abandonment of these subsidiaries and the reorganization of the parent company.


































                                                             F-16
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 9 - INCOME TAXES

     The provision for income taxes consists of the following:

                                                      1997        1998
      Current
        Federal...........................         $       -       $      -
        Foreign (UK)......................                 -              -

      Deferred:
        Federal...........................                 -              -
        Foreign (UK)......................                 -              -

      Benefit from (Provision for) taxes.          $       -       $      -


     The differences between the provision for income taxes and income taxes computed using the U.K. income tax rate were as follows:

                                                         1997        1998

      Amount computed using the statutory rate.....  $      -   $       -

     (Increase) reduction in taxes resulting from:
        Foreign income..................                    -           -
        Other...........................                    -           -


       Benefit from (Provision for) income taxes    $       -  $        -


The domestic and foreign components of income before taxes were as follows:

                                                        1997        1998

       Domestic...............................      $ (20,375)  $ 100,147
       Foreign................................       (648,013)          -

       Total (loss) before income taxes             $(668,388)  $ 100,147





















                                                            F-17
          BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)

NOTE 9 - INCOME TAXES - (Continued)

     The Company has available operating loss carryforwards, which may be used to reduce U.S. Federal corporate income tax liabilities in future years as follows:

      Available Through            Federal-USA

               2005                   $  105,896
               2006                       14,003
               2007                       22,420
               2008                      333,793
               2009                      112,222
               2010                      260,183
               2011                       20,375
               2012                      100,147

                                       $ 969,039


      Deferred taxes consist of the following at December 31, 1998:

                                       Federal-USA

      Total deferred tax assets          $ 329,400
      Less:  Valuation allowance          (329,400)

      Net deferred tax assets            $       0

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

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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



NOTE 11 - SEGMENT INFORMATION OF DISCONTINUED SUBSIDIARIES - 1997
(Unaudited)

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


                                                    Adjustments
                        Financial   Technological       &
                         Services     Services       Eliminations  Consolidated

Revenue from
unaffiliated
customers            $12,376,939  $   327,145         $        -   $12,704,084

Intersegment  Revenue          -      119,789           (119,789)            -

  Total Revenue      $12,376,939  $   446,934         $ (119,789)  $12,704,084

Operating profit     $ 3,546,401  $(1,039,175)        $   32,082   $ 2,539,308

Loss from  unconsolidated investees                                   (344,414)

  General  corporate expenses                                         (736,292)
  Interest expense                                                     (81,085)

  Income from continuing
    operations  before income
    taxes                                                            1,377,517

Loss from discontinued operations
 of European subsidiaries                                           (2,045,905)

Net loss before income taxes                                        $ (668,388)









                                                             F-19
           BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited for the year ended December 31, 1997)


NOTE 12 - YEAR 2000 ISSUES

     Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer system failures are not year 2000 compliant.

     The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

     All costs associated with year 2000 compliance that have been incurred by the Company have been expensed and have not been capitalized. The overall cost to the Company of modifications and conversion for year 2000 compliance with relation to the financial statements taken as a whole is not material. The Company is advised by a substantial majority of its vendors of computer products upgraded to be year 2000 compliant, or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliance, the Company's vendors do not timely provide year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

NOTE 13 - SUBSEQUENT EVENTS

     In May, 1999 the Company formed its wholly owned subsidiary, Omnicast Corporation.

     In July, 1999 the Company issued a common stock dividend, which granted one share of common stock to each holder of the Company's then 917,492 shares outstanding, increasing the shares outstanding on July 31, 1999 to 1,834,964. Per share amounts have not been adjusted for this dividend.

























                                                             F-20
Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements exist with respect to accounting and/or financial disclosure.




                            PART III

Item 9 - Directors and Executive Officers of the Registrant

The Directors and Executive Officers of the Company as of December 31, 1998 were as follows:


Name & Address
Age
Position


Rounsevelle W. Schaum
1 Bannisters Wharf
Newport, RI 02840

Kenneth Brown
1007 Bismark Street
Klamath Falls, OR 97601
50



60
Chairman



Secretary-
Treasurer and
Director


William J. Reilly
55 Memorial Blvd.
Newport, RI 02840

Morten Skjelborg
Flat 512 Butlers Wharf
36 Shad Thames
London SE1 2YE
United Kingdom

45



36
President, CEO
and Director


Former Chairman
of the Board



Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Item 10 - Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1998 and 1997: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000.

ANNUAL COMPENSATION

Name and position                        Year            Salary

William Reilly,                          1997          $  5,000
Director and Former President            1998          $ 95,000

Rounseville W. Schaum,                   1997          $   NONE
Chairman                                 1998          $   NONE


Item 11 - Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners - the following persons are known to the Company to be the beneficial owners of more than 5% of the 776,482 shares of the Company's outstanding Common Stock as of December 31, 1999.

(b) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of December 31, 1999:


Name and Address of    Position     Amount and nature of          Percent of
Owner                               Beneficial Ownership               Class

Morten Skjelborg       Former       179,999        (1)                  23.2%
Flat 512, Butlers      Chairman
Wharf Build            of the
36 Shad Thames         Board
London SE1 2YE
United Kingdom


William J. Reilly      President    144,400        (1) (2)              18.6%
55 Memorial Blvd.      and Chief
Newport, RI 02840      Operating
                       Officer,
                       Director

Serdani Management                   45,760                              5.9%
Ltd.
Euro-Canadian Centre
Marlborough St.
Massau, Bahamas


TOTAL OFFICERS & DIRECTORS
AS A GROUP:                         324,399                             41.8%

(1) Officer or Director
(2) Includes Shares held beneficially by family members individually or in trust

                                10
Item 12 - Certain Relationships and Related Transactions

For the fiscal year ended December 31, 1998 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the year then ended December 31, 1998, the contents of which commence on Page F1.


























































                                11
                            PART IV
Item 13 - Exhibits, Schedules and Reports on Form 8-K

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

Exhibit Number
Reference Description

(3a)*Articles of Incorporation, as amended

(3b)*By-laws, as amended

(4)*Specimen of Common Stock certificate

(101)*Agreement for purchase and sale of stock in connection with BusinessNet International Inc. (formerly known as Navigato International Inc.) (Purchaser) and BusinessNet U.K. Ltd., (formerly known as Dubesco U.K. Ltd.) dated June 4, 1996.

* The above mentioned items were previously filed and are hereby incorporated by reference.


Reports on Form 8-K

NONE.































                                12
                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   BUSINESSNET HOLDINGS CORP.



August 31, 1999           by:/s/Rounsevelle W. Schaum
                                Rounsevelle W. Schaum
                                Chairman


August 31, 1999           by:/s/Kenneth Brown
                                Kenneth Brown
                                Secretary, Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



August 31, 1999           by:/s/Rounsevelle W. Schaum
                                Rounsevelle W. Schaum
                                Chairman Of The Board


August 31, 1999          by:/s/Kenneth Brown
                               Kenneth Brown


August 31, 1999           by:/s/Kenneth Brown
                                Kenneth Brown