Form 10QSB
period 1999-03-31
BUSINESSNET HOLDING CORP
filed 1999-10-01
CIK 847467

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended March 31, 1999.Commission File No. 33-27652-NY


                   BusinessNet Holdings Corp.
(Exact name of registrant as specified in its charter)



Delaware                                                22-2946374

(State or other jurisdiction of
incorporation or organization)           (IRS Employer Identification No.)

               1 Bannisters Wharf, Newport, RI  02840
              (Address of Principal Executive Offices)


Registrant's telephone number, including area code:(401) 841-5294

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements forthe past 90 days.

 Yes: _          No:   X

Transitional Small Business Disclosure Format:

 Yes:   X                      No:


The number of shares outstanding of the registrant's common stock, $.01 par value on March 31, 1999 was 776,482.

                    BusinessNet Holdings Corp.
            (Formerly BusinessNet International, Inc.)




                              INDEX


                                                             Page

Part I Financial Information

       Balance Sheet - March 31, 1999                         2

       Statements of Operations - Three Months Ended
            March 31, 1999 and Three Months Ended
            March 31, 1998                                    3

       Statements of Cash Flows - Three Months Ended
            March 31, 1999                                    4

       Notes to Financial Statements                          5

       Management's Discussion and Analysis of financial
            Conditions and results of operations              6

Part II     Other Information

       Item 1.   Legal Proceedings                            8

       Item 2.   Changes in Securities                        8

       Item 3.   Defaults Upon Senior Securities              8

       Item 4.   Submission of Matters to a Vote of
                 Security Holders                             8

       Item 5.   Other Information                            8

       Item 6.   Exhibits and Reports on Form 8-K             8

Signature Page                                                9

                   BUSINESSNET HOLDINGS CORP.
                    CONDENSED BALANCE SHEET



                                                               March 31
                                                                 1999
                                                              (Unaudited)
ASSETS

Current assets
  Cash                                                     $   129,680
  Prepaid expenses                                               1,500

     Total current assets                                      131,180

TOTAL ASSETS                                               $   131,180

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts Payable and Accrued expenses                          25,555

     Total current liabilities                                  25,555

Stockholders' equity
  Common Stock, $.001 Par Value,
    50,000,000 shares authorized;
    776,482 issued and outstanding
    At May 11, 1999                                              7,765
 Additional Paid-In Capital                                    202,507
 Retained Deficit Subsequent to
 Reorganization (12/31/97)                                    (104,647)

     Total stockholders' equity                                105,625

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                  $   131,180






















* See Notes to Financial Statements

                   BUSINESSNET HOLDINGS CORP.
                      STATEMENT OF INCOME
                           (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                      1998          1999


Income from Operations                            $        -  $        -

            Total income                                   -           -

Selling, general and administrative expenses          24,875       4,500
Interest expense                                           -           -
Depreciation and amortization                              -           -

            Total expenses                            24,875       4,500

Income (loss) before income taxes                    (24,875)     (4,500)

      Income taxes                                         -           -

        Net income (loss)                         $  (24,875)$    (4,500)

      Per share data:

       Earnings (Loss)                            $   (.0785)$    (.0057)

       Average number of common
       shares outstanding                            316,480     776,482



























* See Notes to Financial Statements
                    BUSINESSNET HOLDINGS CORP.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)




                                                     Three Months Ended
                                                          March 31,
                                                     1998           1999

Cash flows from operating activities:

   Net loss                                        $ (24,875)  $   4,500
   Adjustments for non-cash items
    Increase in prepaid expenses                       1,050      (1,500)
    Issuance of common stock                          23,750           -
    Changes in assets and liabilities
      Increase in accounts payable                         -          80

        Net cash (used in) operations                    (75)     (5,820)

Net increase (decrease) in cash                          (75)     (5,820)

Cash, beginning of period                                647     135,500

Cash, end of period                                $     572   $ 129,680
































* See Notes to Financial Statements
                    BUSINESSNET HOLDINGS CORP.
            (Formerly BusinessNet International, Inc.)
            Notes to Consolidated Financial Statements
                          March 31, 1999



NOTE A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-K for the year ended December 31, 1998.

NOTE B. DURING THE YEAR, THE COMPANY ADOPTED FASB STATEMENT NO. 130 - REPORTING COMPREHENSIVE INCOME.

     Statement No. 130 required the reporting of comprehensive income and its components in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. To date, FASB Statement No. 130 does not have a material effect on the Company's financial position or the results of operations.

NOTE C.   RELATED PARTY TRANSACTIONS

     The issuance of stock in the quarter ended March 31, 1998 was to the Company's acting president for services. The Company leases its administration offices from the Company's president for $5,000 on a monthly basis, of which $1,250 was included in expense for the quarter ended March 31, 1999.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

GENERAL INTRODUCTION

BusinessNet Holdings Corp. is presently structured as an inactive holding company which is seeking to acquire and/or develop start-up companies providing Information Technology Services and Applications including Internet Services, and telecommunication services to the United States and International business communities.

Recent Reorganization

On June 5, 1996, the Registrant acquired 100% of the issued and outstanding stock of BusinessNet U.K. Limited (formerly, Dubesco U.K. Limited), a United Kingdom corrporation from Morten Skjelborg and affiliates. BusinessNet Europe was subsequently established as a holding company 100% owned by the Registrant, and Mr. Skjelborg became Chairman of the Registrant.

During 1997, a financial reorganization of the Registrant's foreign subsidiaries was required as a result of the failure of subsidiary Options Invest Danmark A/S to obtain a required financial services license from the Government of Denmark. As a result of this financial reorganization, the Registrant has discontinued its European business operations effective for the year ended December 31, 1997. The Registrant at present has no administrative or operating control of any of the former subsidiary operations.

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

The Registrant maintains executive and administrative offices at 1 Bannister's Wharf, Newport, RI 02840. The telephone number is (401) 841-5294.

Future Business Operations

Management of the Registrant is presently undertaking to explore various options to acquire and/or develop new business operations for the Registrant, including mergers with or acquisitions of other business corporations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 vs. March 31, 1998

The Company's business activities were inactive during the three months ended March 31, 1999 as well as the three months ended March 31, 1998 except for administrative and legal functions to assure the continuation of corporate status. The Company had no revenues during this period.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                           (Continued)
Plan of Operations

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

CAPITAL RESOURCES AND LIQUIDITY

During the year ended December 31, 1997, the Company discontinued the operations of its foreign operating subsidiaries. As of March 31, 1999, the Company had a working capital surplus of $105,625.

The Company had no material financial commitments at March 31, 1999. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings, cash generated from acquired operations and borrowings from possible new credit facilities.

Based upon the financial condition at March 31, 1999 and the present lack of business operations or financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future.

There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating requirements.

SUBSEQUENT EVENT:

ACQUISITION OF OMNICAST CORP.

On May 11, 1999, the Company announced that it had acquired a 60% controlling interest in Omnicast Corp., developer of omnicastlive.com, an Internet entertainment content producer and web site. In exchange for its controlling interest, the Company has agreed to provide its subsidiary Omnicast Corp. with up to $2 million in working capital to launch on the Internet its full-time, video-based transactional network via on-line services. The Company does not anticipate difficulty in raising the required capital. Through a license agreement with The Classic Rock Network, and other prospective licensing agreements, omnicastlive.com will provide scheduled on-line video events such as live concerts, interviews with classic rock artists, concert videos-on-demand, and an e-commerce component to market music and music-related products as well as sponsor advertising.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Registrant is presently not engaged in any legal proceedings, nor is management aware of any existing claim or controversy which could result in legal proceedings against the Registrant. However, management is currently reviewing its legal options with respect to recouping some portion of its investment in BusinessNet Europe, Ltd.


Item 2.   Changes in Securities

          NONE


Item 3.   Defaults Upon Senior Securities

          NONE


Item 4.   Submission of Matters to a Vote of Security Holders

          NONE


Item 5.   Other Information

          SEE "Subsequent Event: Acquisition of Omnicast Corp.")


Item 6.   Exhibits and Reports on Form 8-K

          NONE



















                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 BUSINESSNET HOLDINGS CORP.
   (Registrant)



Date:August 31, 1999     By:/s/ Rounsevelle W. Schaum
                                Rounsevelle W. Schaum, President



Date:August 31, 1999     By:/s/ Kenneth Brown
                                Kenneth Brown, Secretary


 .

-----END PRIVACY-ENHANCED MESSAGE-----