Form 10QSB
period 1999-06-30
BUSINESSNET HOLDING CORP
filed 1999-10-01
CIK 847467

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended June 30, 1999.Commission File No. 33-27652-NY


                      BusinessNet Holdings
Corp.(Exact name of registrant as specified in its charter)



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

 Yes:   X                      No:


The number of shares outstanding of the registrant's common stock, $.01 par value, as of August 15, 1999 is 1,974,964.







                    BusinessNet Holdings Corp.
            (Formerly BusinessNet International, Inc.)




                              INDEX


                                                           Page

Part I Financial Information

       Balance Sheet - June 30, 1999                          2

       Statements of Operations - Six Months Ended
            June 30, 1999                                     3

       Statements of Cash Flows - Six Months Ended
            June 30, 1999                                     5

       Notes to Financial Statements                          6

       Management's Discussion and Analysis of financial
            Conditions and results of operations          7, 8, 9

Part II     Other Information

       Item 1.   Legal Proceedings                             10

       Item 2.   Changes in Securities                         10

       Item 3.   Defaults Upon Senior Securities               10

       Item 4.   Submission of Matters to a Vote of
                 Security Holders                              10

       Item 5.   Other Information                             10

       Item 6.   Exhibits and Reports on Form 8-K              10

Signature Page                                                 11

                   BUSINESSNET HOLDINGS CORP.
                         BALANCE SHEET
                         JUNE 30, 1999
                          (Unaudited)



ASSETS

Current assets
  Cash                                                     $   142,050
  Inventory                                                     40,000
  Prepaid expenses                                              11,875

     Total current assets                                      193,925

TOTAL ASSETS                                               $   193,925


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts Payable and Accrued expenses                     $    32,300

     Total current liabilities                                  32,300

Stockholders' equity
  Common Stock, $.001 Par Value, 50,000,000 shares
    authorized; 917,482 issued and outstanding
    At June 30, 1999                                             9,175
 Additional Paid-In Capital                                    271,597
Retained Deficit Subsequent to
 Reorganization (12/31/97)                                    (119,147)

     Total stockholders' equity                                161,625

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                  $   193,925






















See Notes to Financial Statements
                   BUSINESSNET HOLDINGS CORP.
                      STATEMENT OF INCOME
                           (Unaudited)



                                                Three Months Ended
                                                      June 30,
                                                 1998            1999

Income from Operations                         $       -     $       -

            Total income                               -             -

Selling, general and administrative expenses      24,875        14,500
Interest expense                                       -             -
Depreciation and amortization                          -             -

            Total expenses                        24,875        14,500

      Income (loss) before income taxes          (24,875)      (14,500)

      Income taxes                                     -             -

        Net income (loss)                      $ (24,875)    $ (14,500)

      Per share data:

       Earnings (Loss)                          $ (.0785)     $ (.0176)

       Average number of common
       shares outstanding                        316,480       823,482




























See Notes to Financial Statements
                    BUSINESSNET HOLDINGS CORP.
                       STATEMENT OF INCOME
                           (Unaudited)



                                                  Six Months Ended
                                                      June 30,
                                                 1998            1999

Income from Operations                         $       -     $       -

            Total income                               -             -

Selling, general and administrative expenses      49,750        19,000
Interest expense                                       -             -
Depreciation and amortization                          -             -

            Total expenses                        49,750        19,000

      Income (loss) before income taxes          (49,750)      (19,000)

      Income taxes                                     -             -

        Net income (loss)                      $ (49,750)    $ (19,000)

      Per share data:

       Earnings (Loss)                          $ (.1571)     $ (.0237)

       Average number of common
       shares outstanding                        316,480       799,982




























See Notes to Financial Statements
                    BUSINESSNET HOLDINGS CORP.
                CONDENSED STATEMENT OF CASH FLOWS
                           (Unaudited)




                                                   Six Months Ended
                                                       June 30,
                                                  1998           1999
 Cash flows from operating activities:

   Net income (loss)                           $ (49,750)    $ (19,000)
   Adjustments for non-cash items
     Issuance of common stock for services        47,500             -
   Changes in assets and liabilities
      Increase in accounts payable and
        accrued expenses                           2,100         6,925
      (Increase) in inventory                          -       (40,000)
      (Increase) in prepaid expenses                   -       (11,875)
        Net cash (used in) operations               (150)      (63,950)

 Cash flows from financing activities:

   Proceeds from the issue of common stock             -        70,500
                                                       -        70,500

 Net increase (decrease) in cash                    (150)        6,550

 Cash, beginning of period                           647       135,500

 Cash, end of period                           $     497     $ 142,050



























See Notes to Financial Statements
                   BUSINESSNET HOLDINGS CORP.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1999


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

NOTE C.   RELATED PARTY TRANSACTIONS

     The issuance of stock in the six months ended June 30, 1998 was to the Company's acting president for services. The Company leases its administration offices from the Company's president for $5,000 on a monthly basis, of which $2,500 was included in expense for the six months ended June 30, 1999.
























             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

GENERAL INTRODUCTION

BusinessNet Holdings Corp. is presently structured as a technology holding company which is seeking to acquire and/or develop start-up companies providing information technology services and applications including Internet Services, on-line entertainment content and programming, e-commerce and multi-media telecommunication services to the United States and International business communities.

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

Share Dividend Declared

On July 13, 1999, The Registrant announced today that its Board of Directors had approved a Common Stock dividend of one (1) Share of Common Stock for each one (1) Share of Common Stock held of record as of the close of business on July 23, 1999, payable on July 30, 1999. As a result of the payment of this dividend, the number of Shares of Common Stock of the Registrant increased from 917,482 to 1,834,964 as of July 30, 1999.

Executive Offices Relocated to Newport, RI

In May, 1999, the Registrant relocated its executive and administrative offices to 1 Bannister's Wharf, Newport, RI 02840. The telephone number is
(401) 841-5294.

Present Business Operations

Management of the Registrant is presently undertaking to explore various options to acquire and/or develop new business operations for the Registrant, including mergers with or acquisitions of other business corporations.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                           (Continued)


RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 vs. June 30, 1998

The Registrant's business activities were inactive during the three months ended June 30, 1999 as well as the six months ended June 30, 1998 except for administrative and legal functions to assure the continuation of corporate status, and the acquisition during June, 1999 of $40,000 of inventory and payment of $11,875 for the Registrant's Omnicast Corp. subsidiary. The Registrant had no revenues from operations or otherwise during this period.

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

On May 11, 1999, the Company announced that it had acquired a 60% controlling interest in Omnicast Corp., developer of omnicastlive.com, an Internet entertainment content producer and web site. In exchange for its controlling interest, the Company has agreed to provide its subsidiary Omnicast Corp. with $2 million in working capital to immediately launch on the Internet its full-time, video-based transactional network via on-line services.

Through a license agreement with The Classic Rock Network, and other prospective licensing agreements, omnicastlive.com will provide scheduled on-line video events such as live concerts, interviews with classic rock artists, concert videos-on-demand, and an e-commerce component to market music and music-related products as well as sponsor advertising.

The business operations of Omnicast Corp. during this financial quarter consisted of the acquisition of $40,000 of inventory for sale on its Internet e-commerce site. As a result of this and other product acquisitions, the Registrant expects to report revenue from operations, including sales of merchandise and services, during the third quarter ending September 30, 1999 and continuing thereafter.

EFFECT OF INFLATION ON OPERATION

The Registrant is at present undertaking no business operations and therefore is not subject to the potential effects of inflation.

SEASONALITY

The Registrant is at present undertaking no business operations and therefore is not subject to seasonal fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

During the year ended December 31, 1997, the Company discontinued the operations of its foreign operating subsidiaries. As of June 30, 1999, the Company had a working capital surplus of $161,625.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                               (Continued)

The Company has a material financial commitment at June 30, 1999, which is its pledge to raise up to $2,000,000 for its Omnicast subsidiary, which it does not anticipate having difficulty to obtain. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings and ultimately, cash generated from acquired operations and borrowings from possible new credit facilities.

There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital and equity offerings borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating requirements.

SUBSEQUENT EVENT: ACQUISITION OF INTERNET BROADCAST RIGHTS

On August 9, 1999, the Registrant announced that its Internet entertainment subsidiary, OMNICAST CORP., had acquired internet broadcast rights for the "Itchykoo Park 99" music festival held August 12th through 15th at Itchykoo Park near Nashville, TN. The four-day event featured over thirty classic rock bands and artists, including Rick Springfield, Sammy Hagar, Styx, Starship, Iron Butterfly, Grand Funk Railroad, and The Moffatts. Omnicast will feature extended coverage of the concert event on its omnicastlive.com Internet web site with video streaming, backstage interviews with artists, and on-line merchandising of music and memorabilia. This concert production was the first major entertainment event to be recorded live in the new High-Definition TV (HDTV) format, and will be available for broadcast and purchase in both HDTV and standard television formats.

With over forty hours of HDTV video footage of over thirty classic rock artists, OMNICAST will produce a pay-per-view concert event featuring the best of "Itchykoo Park 99" for an Internet pay-per-view broadcast, and is presently negotiating with significant television distribution outlets for re-broadcast of the program as a cable television pay-per-view and for a series of broadcast programs. OMNICAST will also pursue domestic and international video and merchandise sales.
PART II - OTHER INFORMATION

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

             NONE


Item 3.      Defaults Upon Senior Securities

             NONE

Item 4.      Submission of Matters to a Vote of Security Holders

             NONE

Item 5.      Other Information

             SEE "Subsequent Event: Acquisition of Internet Broadcast
             Rights")

Item 6.      Exhibits and Reports on Form 8-K

             See Current Report on Form 8-K dated August 31, 1999

                            SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BUSINESSNET HOLDINGS CORP.
  (Registrant)



Date: September 15, 1999     By:/s/Rounsevelle W. Schaum
                                   Rounsevelle W. Schaum, President



Date: September 15, 1999     By:/s/Kenneth Brown
                                   Kenneth Brown, Secretary