Form 10QSB
period 1999-09-30
BUSINESSNET HOLDING CORP
filed 1999-12-10
CIK 847467

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.


For the Quarter ended September 30, 1999Commission File No. 33-27652-NY


                   BusinessNet Holdings Corp.
           (formerly BusinessNet International Inc.)
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

 Yes:   X            No: _


The number of shares outstanding of the registrant's common stock, $.01 par value, as of September 30, 1999 is 2,122,964.

                    BusinessNet Holdings Corp.
            (Formerly BusinessNet International, Inc.)




                              INDEX


                                                            Page

Part I Financial Information

       Balance Sheet - September 30, 1999                       2

       Statements of Operations - Three Months Ended
            Sept. 30, 1999 and Sept. 30, 1998                   3

       Statements of Operations - Nine Months Ended
            Sept. 30, 1999 and Sept. 30, 1998                   4

       Statements of Cash Flows - Nine Months Ended
            Sept. 30, 1999                                      5

       Notes to Financial Statements                            6

       Management's Discussion and Analysis of financial
            Conditions and results of operations              7-9

Part II     Other Information

       Item 1.   Legal Proceedings                             10

       Item 2.   Changes in Securities                         10

       Item 3.   Defaults Upon Senior Securities               10

       Item 4.   Submission of Matters to a Vote of
                 Security Holders                              10

       Item 5.   Other Information                             10

       Item 6.   Exhibits and Reports on Form 8-K              10

Signature Page                                                 11

                   BUSINESSNET HOLDINGS CORP.
                    CONDENSED BALANCE SHEET
                       SEPTEMBER 30, 1999
                          (Unaudited)


ASSETS

Current assets
  Cash                                                         $   1,323
  Stock Subscription Receivable                                  100,000
  Inventory                                                       41,795

      Total current assets                                       143,118

Production rights and syndication costs                          535,790

Investment in Docunet, at cost, held for investment              107,500

Fixed assets, net of accumulated depreciation of $100              2,946

      TOTAL ASSETS                                               789,354


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                           48,569

      Total current liabilities                                   48,569

Contingent Liabilities                                                 -

Stockholders' Equity
  Common Stock, $.001 Par Value, 50,000,000 shares authorized;
    2,122,964 issued and outstanding at September 30, 1999        21,229
 Additional Paid-In Capital                                      944,542
 Retained Deficit Subsequent to Reorganization (12/31/97)       (224,986)

      Total Stockholders' Equity                                 740,785

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                $ 789,354














See notes to the condensed consolidated financial statements.
                   BUSINESSNET HOLDINGS CORP.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)



                                                      Three Months Ended
                                                         September 30,
                                                      1998           1999

Income from Operations                             $       -   $       -
      Total income                                         -           -

Selling, general and administrative expenses          25,522     105,739
Depreciation and amortization                              -         100

      Total expenses                                  25,522     105,839

Income (loss) before income taxes                    (25,522)   (105,839)

Income taxes                                               -           -

      Net income (loss)                            $ (25,522) $ (105,839)



Per share data:

Earnings (Loss)                                    $   (.040)  $   (.054)

Average number of shares outstanding                 632,960   1,949,080

























See notes to the condensed consolidated financial statements.
                   BUSINESSNET HOLDINGS CORP.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)



                                                       Nine Months Ended
                                                         September 30,
                                                      1998           1999

Income from Operations                             $       -   $       -
      Total income                                         -           -

Selling, general and administrative expenses          75,272     124,739
Depreciation and amortization                              -         100

      Total expenses                                  75,272     124,839

Income (loss) before income taxes                    (75,272)   (124,839)

Income taxes                                               -           -

      Net income (loss)                            $ (75,272) $ (124,839)



Per share data:

Earnings (Loss)                                    $   (.119)  $   (.076)

Average number of shares outstanding                 632,960   1,638,786

























See notes to the condensed consolidated financial statements.
                    BUSINESSNET HOLDINGS CORP.
                CONDENSED STATEMENT OF CASH FLOWS
                           (Unaudited)




                                                       Nine Months Ended
                                                         September 30,
                                                      1998           1999

Cash flows from operating activities:
  Net (loss)                                       $ (75,625) $ (124,839)
  Adjustments for non-cash items
    Issuance of common stock for services             71,250      40,000
    Depreciation                                           -         100
  Changes in assets and liabilities
    Increase in accounts payable and
      accrued expenses                                 3,728      23,195
    (Increase) in inventory                                -     (41,795)
      Net cash (used in) provided by operations         (647)   (103,340)

Cash flows (used in) investing activities:
  Equipment                                                -      (3,046)
  Investment in production rights and syndication
    costs                                                  -    (535,790)
                                                           -    (538,836)
Cash flows from financing activities:
  Proceeds from the issue of common stock                  -     508,000
                                                           -           -
      Net cash from financing activities                   -     508,000

Net increase (decrease) in cash                         (647)   (134,177)

Cash, beginning of period                                647     135,500

Cash, end of period                                $       -   $   1,323



















See notes to the condensed consolidated financial statements.
                    BUSINESSNET HOLDINGS CORP.
            (Formerly BusinessNet International, Inc.)
            Notes to Consolidated Financial Statements
                        September 30, 1999

NOTE A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These include the consolidated accounts of the Company's 60% owned subsidiary, Omnicast Corp. Additionally, earnings per share have been adjusted for 1998 giving effect to an equivalent amount of shares for the stock dividend of the new share for each one share held on July 13, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-K for the year ended
December 31, 1998.

Supplemental Cash Flow Information:
                                               September 30,
                                              1998           1999
     Common stock issued and
     charged to deferred offering costs           $    -    $12,500

     Common stock exchanged for
     Investment in Docunet                        $    -    $107,500

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

NOTE C.   RELATED PARTY TRANSACTIONS

The issuance of stock during the nine months ended September 30, 1998 was to the Company's acting president for services. The Company leases its administration offices from the Company's prior acting president and current legal counsel for $5,000 annually on a monthly basis, of which $3,750 of rent and $22,500 of legal fees were included in the expense for the nine months ended September 30, 1999.

NOTE D.   OTHER ASSETS

The production rights and syndication costs capitalized are expected to be amortized commencing with the completion of and/or the recording of revenues associated with the Company's 'Itchykoo '99" project.

The investment in Docunet, held for investment represents a less than 5% stake of the investee, Docunet, or 80,000 shares. The cost recorded was the value of the 10,000 shares of the Company's stock on date of the exchange of shares with Docunet, August 16, 1999. Docunet is a privately held corporation contemplating an initial public offering from a major investment banking firm.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

Share Dividend Declared

On July 13, 1999, The Registrant announced today that its Board of Directors had approved a Common Stock dividend of one (1) Share of Common Stock for each one
(1) Share of Common Stock held of record as of the close of business on July 23, 1999, payable on July 30, 1999. As a result of the payment of this dividend, the number of Shares of Common Stock of the Registrant increased from 917,482 to 1,974,964 as of July 30, 1999.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Nine Months Ended September 30, 1999 vs. September 30, 1998

The Company has yet to record revenues since its reorganization, effective December 31, 1997.

The Company, through its recent acquisition of its 60% subsidiary, Omnicast Corporation, has invested over $535,000 in the production costs and syndication rights for production costs of the "Itchykoo '99" Classic Rock music festival and over forty hours of high-definition television (HDTV) video and music recordings. During the nine months the Company reported a loss of $124,839 primarily consisting of administrative expenses. Additionally Omnicast acquired the rights to distribute and an inventory for its re-sale catalogue of photos of Bruce Springsteen, who is scheduled to be inducted into the Rock and Roll Hall of Fame during the fourth quarter.

The Registrant's business activities were inactive during the corresponding prior nine months ended September 30, 1998 except for administrative and legal functions to assure the continuation of corporate status.

With over forty hours of HDTV video footage of over thirty classic rock artists, OMNICAST will produce a pay-per-view concert event featuring the best of "Itchykoo Park '99" for an Internet pay-per-view broadcast, and is presently negotiating with significant television distribution outlets for re-broadcast of the program as a cable television pay-per-view and for a series of broadcast programs. OMNICAST will also pursue domestic and international video and merchandise sales.

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

CAPITAL RESOURCES AND LIQUIDITY

During the year ended December 31, 1997, the Company discontinued the operations of its foreign operating subsidiaries and at December 31, 1998 the Company had a working capital surplus of $110,125. As of September 30, 1999, the Company had a working capital surplus of $94,549. The stock subscription receivable was received in full on October 3, 1999. Management plans on raising additional equity in private transactions and exercises of existing stock options.

YEAR 2000 ISSUES

Many computer systems and software programs, including several used by the Company may require modification and conversion to allow date code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant.

The Company is in the process of evaluating the computer systems they now have in use and does not anticipate a major undertaking to be compliant.

Forward looking and other statements

Forward looking statements above and elsewhere in this report that suggest that the Company will increase revenues through its failings joint venture become profitable and are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations and cash flows. These statements are identified by words such as "believes," "expects," "anticipates" or similar expressions.
Such forward looking statements are based on the beliefs of BusinessNet Holdings Corp. and its Board of Directors in which they attempt to analyze the Company's competitive position in its industry and the factors affecting its business, including management's evaluation of its resource properties. Stockholders should understand that each of the foregoing risk factors, in addition to those discussed elsewhere in this document and in the documents which are incorporated by reference herein, could affect the future results of BusinessNet Holdings Corp., and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference herein. In addition there can be no assurance that BusinessNet Holdings Corp. and its Board have correctly identified and assessed all of the factors affecting the Company's business.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings

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

          See Current Report on Form 8-K dated August 1, 1999

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



BUSINESSNET HOLDINGS CORP.
(Registrant)



Date: December 1, 1999 By: Rounsevelle W. Schaum /s/
                           Rounsevelle W. Schaum, President



Date: December 1, 1999 By:  Kenneth Brown,   /s/
                            Kenneth Brown, Secretary

Exhibit 27.