Form 10KSB
period 1999-12-31
BUSINESSNET HOLDING CORP
filed 2000-04-27
CIK 847467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 1999.     Commission File No. 33-27652-NY


                           BUSINESSNET HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)


             Delaware                                     22-2946374
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               6 Prospect Street, Suite 3C Midland Park, NJ 07432
               --------------------------------------------------
                    (Address of Principal Executive Offices)


Registrant's telephone number, including area code:(201) 493-0248
                                                   --------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                              ----

Securities registered pursuant to Section 12 (g) of the Act:  None
                                                              ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

       Yes:   X               No:
            -----------------     ------

The issuer had no revenue during the fiscal year ended December 31, 1999.

The number of shares outstanding of the registrant's classes of common stock as of April 10, 2000 is 5,047,636 shares of $.01 par value common stock and 30,000 shares of $.10 par value convertible preferred stock. The Aggregate Market Value of the voting common stock held by non-affiliates based upon a price of $2.85 on April 10, 2000 is $4,438,544.

DOCUMENTS INCORPORATED BY REFERENCE

Current Report on Form 8-K dated April 4, 2000

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

                           BusinessNet Holdings Corp.

                                  FORM 10-KSB,
                       Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS


PART I

Item 1- BUSINESS
Item 2- PROPERTIES
Item 3- LEGAL PROCEEDINGS
Item 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS
Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS AND PLAN OF OPERATIONS
Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 10- EXECUTIVE COMPENSATION
Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

Signatures

                                     PART I

ITEM 1 - BUSINESS

GENERAL

         BusinessNet Holdings Corp. (the "Company"), formerly BusinessNet International, Inc., was incorporated under the laws of the State of Delaware on January 10, 1989.

         On August 1, 1998 the Registrant changed its name to BusinessNet Holdings Corp., and undertook a reverse-split of its Common Stock on the basis of one new Share for each fifty (50) issued and outstanding Shares.

         On July 30, 1999, the Registrant paid a Common Stock dividend to its shareholders of record on that date of one (1) Share for each one (1) Share owned of record as of July 23, 1999.

         The Registrant maintains executive and administrative offices at 6 Prospect Street, Suite 3-C, Midland Park, NJ 07432. The telephone number is
(201) 493-0248. The Registrant's Eyeamerica, Inc. subsidiary maintains its executive offices at 1121 Holland Drive, Boca Raton, FL 33487.

BUSINESS STRATEGY

         BusinessNet Holdings Corp. is presently structured as a technology holding and operating company which is seeking to acquire and/or develop start-up companies providing information technology services and applications including Internet Services, on-line entertainment content and programming, e-commerce and multi-media telecommunication services to the United States and International business communities.

         The mission of the Registrant is to acquire or invest in companies who are providing cutting-edge technology, products and services, particularly those that support Internet commerce. Management's growth and investment strategy is to focus on those firms which have unique Internet and telecommunications products or services and will benefit from the inevitable growth of Internet commerce; and, IN ADDITION, have the potential to become public companies. BNHC not only provides needed capital but also assists management in organizing their IPO's.

         Management's strategic near-term and medium-term goals include:

         To acquire a CONTROLLING INTEREST in technology and Internet-related companies that can develop a profitable cash flow operation within ONE YEAR and are NOT CAPITAL INTENSIVE.

         To make strategic MINORITY investments in technology and Internet-related companies that have a NEAR-TERM IPO potential and in which the timing and terms of our investment create a significant near-term capital gain potential.

         To permit the Registrant's shareholders to not only to participate in the potential capital appreciation if and when its operating subsidiaries and other investments "go public" BUT ALSO to allow investors in the subsidiary companies have the liquidity of converting their investment into the Registrant's common stock. This is accomplished by having a different series of the Registrant's convertible preferred stock created for each investment and establishing an "either-or" conversion right.

PRESENT BUSINESS OPERATIONS

OMNICAST CORPORATION

         On May 11, 1999, the Company announced that it had acquired a 60% controlling interest in Omnicast Corp., developer of OMNICASTLIVE.COM, an Internet entertainment content producer and web site. In exchange for its controlling interest, the Company has agreed to provide its subsidiary Omnicast Corp. with $2 million in working capital to immediately launch on the Internet its full-time, video-based transactional network via on-line services, and to acquire additional Internet entertainment properties.

         Through prospective licensing agreements, OMNICASTLIVE.COM will provide scheduled on-line video events such as live concerts, interviews with classic rock artists, concert videos-on-demand, and an e-commerce component to market music and music-related products as well as sponsor advertising.

         The business operations of Omnicast Corporation during this calendar year have consisted of website development and the acquisition of $40,000 of inventory for sale on its Internet e-commerce site. As a result of this and other product acquisitions, the Registrant expects to report revenue from operations, including sales of merchandise and services, during the second quarter of 2000 and continuing thereafter.

EYEAMERICA, INC.

         On January 31, 2000, we completed our acquisition of 100% of the capital stock of EyeAmerica, Inc. (formerly Chemko International, Inc.) through an exchange of Shares. EyeAmerica, Inc. is an optical chemicals manufacturer that recently developed and was awarded the first (and only) process patent that allows the conversion of plastic CR-39 lenses into photochromic lenses. The Company's research and development facility is based in Hudson, FL, and an and an additional optical laboratory, production and warehouse facility in Boca Raton, FL was acquired by the Registrant in February, 2000 as the main production facility.

         In March, 2000, the EyeAmerica, Inc. subsidiary launched a national marketing campaign for its revolutionary "SOLERA-TM-" line of photochromic eyeglass lenses at the International Vision Expo to be held at the Jacob Javits Convention Center in New York City.

         The CR-39 plastic lenses, renowned for their durability and optical precision, represent 57% of all lenses sold in the United States with about $4.6 billion in retail sales in 1998. Photochromic tinting permits lenses to change shade and darken as brightness levels increase, and provide comfort from glare. Until the application of the Company's process chemistry to the more widely available CR-39 lens, photochromic tinting was restricted to inferior polycarbonate and glass lenses, and color choices solely in gray or brown. About 15.5% of all lenses processed in the United States, or $1.3 billion at retail in 1998, are photochromic lenses, with a compound growth rate of 12% per year (by pairs sold).

         The EyeAmerica photochromic patent substantially expands the market for photochromic lenses to the most popular plastic lenses and a full spectrum of fashion colors. The founder of the Company, George Kohan, has been an optical industry pioneer for 40 years. Mr. Kohan created the first one-hour eye wear company, later sold to Pearle Vision in 1970.

SUNRISE ENTERTAINMENT, INC.

         On January 6, 2000, we completed our acquisition of 40% of the outstanding Common Stock of Sunrise Entertainment, Inc., a Nashville, TN based television and video production company specializing in high-definition TV (HDTV) production and distribution through its wholly-owned subsidiary, Sunrise Television, Inc.

         Sunrises' latest introduction to the high-definition programming market is "LIVING LEGENDS OF ROCK & ROLL: LIVE FROM ITCHYKOO PARK", the first major rock & roll festival to be shot in HDTV format. The programming has been packaged as both a two-hour special, complete with artists' interviews, and as a 90-minute, music-only version edited for NHK Enterprises America for broadcast on the NHK Japan Network. Sunrise will also begin distribution of its extensive library of finished products, as well as projects in development.

         The Registrant announced on January 18, 2000 that it had received shareholder approval to distribute its 40% interest in its Sunrise Entertainment, Inc. subsidiary to BusinessNet shareholders, subject to receipt of a ruling from the Internal Revenue Service to the effect that for United States federal income tax purposes no gain or loss will be recognized by holders of BusinessNet Common Stock upon receipt of Sunrise Entertainment Common Stock. The fixing of the Shareholder Record Date for this distribution will be made upon the receipt of such ruling, or a determination by the Board of Directors to proceed without such a ruling. The distribution of shares and listing of Sunrise Entertainment, Inc. will take place upon the completion of the appropriate securities registrations.

PRESENT INVESTMENTS IN MINORITY INTERESTS

Investment in Docunet, Inc. Common Stock

         On August 17, 1999, the Registrant exchanged 10,000 Shares of its Common Stock for 80,000 Shares of Common Stock of Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock.

         Docunet, Inc. is a privately-held Internet-based e-commerce company that has a patented technology and proprietary "Super ATM" machine that will be capable of issuing airline tickets, event tickets, and prepaid phone cards as well as cash.

         Docunet's initial focus is on the U.S. travel industry, where its Personal Travel Agent (PTA) system search engine software allows end users to reduce transaction time and to self-process travel reservations and itineraries over the Internet while providing them with instantaneous access to a database of pricing, scheduling and seat availability information.

         This company, Docunet, contemplates completing an initial public offering or other capital event in 2000.

Investment in Linuxlab, Inc. Convertible Preferred Stock

         On October 6, 1999, the Registrant completed a private placement of 30,000 Shares of Series A Convertible Preferred Stock for total consideration of $300,000. The proceeds of this transaction were used to purchase 30,000 Shares of Class A PIK Convertible Preferred Stock of Linuxlab, Inc. Linuxlab, located in Silicon Valley, is a designer and producer of servers utilizing the Linux operating system. Their servers are designed for web site hosting, file sharing, and providing Internet audio, video and data transmission.

         This company, Linuxlab, also contemplates completing an initial public offering or other capital event in 2000.

SUBSEQUENT EVENTS

         On January 6, 2000 the Company acquired 40% of the issued and outstanding Common Stock of Sunrise Entertainment, Inc. by the issuance of an aggregate of 800,000 shares of BusinessNet's Common Stock in exchange for 2,400,000 shares of Sunrise's Common Stock.

         On January 31, 2000 the Company acquired 100% of the issued and outstanding Common Stock of EyeAmerica, Inc. (formerly Chemko International,
Inc) by the issuance of 1,750,000 shares of BusinessNet Common Stock.

         Management is continuing to evaluate additional opportunities for investments by the Registrant in newly-formed enterprises with high growth prospects, primarily focusing on the Internet, e-commerce and telecommunications industries, and to acquire and/or develop new business operations for the Registrant, including mergers with or acquisitions of other business corporations.

EMPLOYEES

         At December 31, 1999 the Company had no salaried employees.

ITEM 2 - PROPERTIES

         The Company's principal office facility is located at 6 Prospect Street, Suite 3-C, Midland Park, NJ 07432. The office facility encompasses approximately 1,250 sq. ft. and is leased at a monthly rent of $2,077 for two years commencing in January, 2000 with an option for three annual renewals with increases of 3% each renewal.

         The Company's EyeAmerica, Inc. subsidiary maintains its executive offices, manufacturing & warehouse facility in leased premises at 1121 Holland Drive, Boca Raton, FL 33487. This facility is presently occupied on a month-to-month basis for approximately $6,000 per month and a long-term lease is being negotiated.

The Registrant believes that these lease arrangements are adequate for the immediately foreseeable business needs of the Registrant.

ITEM 3 - LEGAL PROCEEDINGS

         The Registrant and its subsidiaries are at present not involved in any legal proceedings, nor are any legal proceedings anticipated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 1, 1998 the Shareholders of the Registrant, acting on written consent in lieu of an Annual Meeting in accordance with the laws of the State of Delaware, authorized the change of name of the Registrant and the retention of Schuhalter, Coughlin & Suozzo, LLC, as independent auditors for calendar year 1998 and 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

         (a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: BNHC; prior to August 1, 1998 "BUII") for the four quarters of 1999 and 1998, respectively, as reported by the National Quotation Bureau, Inc. and NASD. Prices for the third and fourth quarters of 1998 reflect the one-for-fifty reverse split of Common Stock; prices for the third and fourth quarters of 1999 reflect the two-for-one stock dividend paid on July 30, 1999:


                                        HIGH       LOW             HIGH        LOW
                                        ----       ---             ----        ---
       1998                               BID PRICES                ASK PRICES
       ----                               ----------                ----------
       January 1 - March 31             1 1/4           1          2 1/2      1 1/8
       April 1 - June 30                    5       1 1/4          7 1/2      1 1/8
       July 1 - September 30            1 1/4         1/2          1 1/2        3/4
       October 1 - December 31          3 3/4       2 1/4          2 1/4          4


                                        HIGH       LOW             HIGH        LOW
                                        ----       ---             ----        ---
       1999                               BID PRICES                ASK PRICES
       ----                               ----------                ----------
       January 1 - March 31             6 1/4       2 1/2             10      5 3/4
       April 1 - June 30                   11           5         11 1/4          6
       July 1 - September 30           11 3/4       9 3/8             13      9 3/4
       October 1 - December 31          9 1/4       1 7/8          9 3/4          2


              Sales prices do not include commissions or other adjustments to the selling price.

(b) HOLDERS- As of April 10, 2000 there were 105 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 200.

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

(d) WARRANTS AND OPTIONS- In addition to the Company's aforesaid outstanding Common Stock, there are, as of April 10, 2000, issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:


Description                Number          Exercise Price        Expiration
--------------------------------------------------------------------------------
Class "B" Warrants         750,000             $ 2.50             12/31/03
Class "C" Warrants         750,000             $ 5.00             12/31/04


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

         The Company reported no revenue in 1999 or 1998.

         The Company reported a net loss of $1,395,882 for the year ended December 31, 1999 as compared to a loss of $100,147 for the comparable period ended December 31, 1998. This loss represents a loss per common share of $.74 for 1999 as compared to a loss of $.08 for 1998.

         Selling and Administrative expenses were $180,079 for 1999 as compared to $5,147 in 1998. The biggest increase in expenses were the non-cash charges for stock based compensation which totalled $1,201,575 in 1999 vs. $95,000 in 1998.

PLAN OF OPERATIONS

         We anticipate 2000 to show the first material sales volume since the reorganization primarily due to sales from the Eyeamerica, Inc. subsidiary. We also anticipate the Company's shared investment in the Itchykoo Park production in the Omnicast and Sunrise subsidiaries to begin commercial release and in turn provide a return on the Company's investment in the production. It is also anticipated that either Docunet or Linuxlabs, Inc., or both, will complete their initial IPO in 2000.

EFFECT OF INFLATION ON OPERATION

         Management believes inflation had no material effect on operations during 1999 and 1998.

SEASONALITY

         Management believes seasonality had no material effect on operations during 1999 and 1998.

CAPITAL RESOURCES AND LIQUIDITY

         The Company had no material financial commitments at December 31, 1999. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings, cash generated from acquired operations and borrowings from possible new credit facilities. The Company's independent auditor's report on the December 31, 1999 financial statements includes a going concern qualification based on the Company's lack of capital and losses since the reorganization.

         At December 31, 1999 the Company had a working capital deficit of $36,423. Based upon present lack of business operations or financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future as it believes it can raise equity capital through the issuance of common stock until such time it obtains profitable operations.

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

RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

         We have a limited operating history upon which you can evaluate our performance. Before investing in our common stock, you should consider the risks and difficulties we may encounter as an early-stage company in the new and rapidly evolving e-commerce market. These risks include our ability to:

         -        implement our business model;

         -        anticipate and adapt to rapid changes in our markets;

         -        attract new customers and maintain customer satisfaction;

         - introduce new and enhanced Web sites, services, products and alliances;

         - minimize technical difficulties, system downtime and the effect of Internet brown-outs; and

         -        manage the timing or promotions and sales programs.

         If we do not successfully manage these risks, our business will suffer. We cannot assure you that we will successfully address these risks or that our business strategy will be successful.

WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE.

         We require substantial working capital to fund our business and may need more in the future. We will likely experience negative cash flow from operations for the foreseeable future. If we need to raise additional funds through the issuance of equity, equity-related or debt securities, your rights may be subordinate to other investors and your stock ownership percentage may be diluted. We cannot be certain that additional financing will be available to us.

OUR MANAGEMENT'S EXPERIENCE IN THE E-COMMERCE INDUSTRY IS LIMITED AND WE MAY FAIL TO HIRE, RETAIN AND INTEGRATE KEY PERSONNEL.

         Our success depends on the expertise of our key technical, sales and senior management personnel. The Company's senior management has limited experience operating and managing on-line stores engaged in the sale of various merchandise.

         Our success depends on our ability to continue to attract, retain and motivate skilled employees who can effectively manage an online business. Competition for qualified e-commerce employees is intense. We may be unable to retain our present key employees in the future. We may experience difficulty in hiring and retaining skilled employees with appropriate qualifications. Our business will be harmed if we fail to attract and retain key employees.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

         Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside our control and include:

         -        timing of production and market acceptance of our products;

         - fluctuations in consumer purchasing patterns and advertising spending;

         - changes in the growth rate of Internet usage and online user traffic levels;

         -        actions of our competitors;

         - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or business; and

         -        general economic and market conditions.

         Because we have a limited operating history, our future revenues are difficult to forecast. A shortfall in revenues will damage our business and would likely affect the market price of our common stock. Our limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet purchasing, our results of operations from quarter to quarter may vary greatly and may cause our business to suffer.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE AS WE FACE INTENSE COMPETITION FROM INTERNET-BASED AND RETAIL-BASED BUSINESS.

         We cannot assure you that we will be able to compete successfully or that competitive pressures will not damage our business. Our competition includes:

         -        traditional retailers;

         - Web sites maintained by online retailers of similar merchandise; and

         - Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos.

         We believe that our ability to compete depends on many factors, including:

         -        The quality of our products;

         - the market acceptance of our products, Web sites and online services; and

         -        the success of our sales and marketing efforts.

         Our competitors may be larger than us and may have substantially greater financial, distribution and marketing resources. In addition, our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

WE MAY BE UNABLE TO SUPPORT INCREASED VOLUME ON OUR WEB SITES.

         A key element of our strategy is to generate a high volume of traffic on our Web sites. However, growth in the number of users of our online stores may strain or exceed the capacity of our computer systems and lead to declines in performance or system failures.

         We must also introduce additional or enhanced features and services to attract new users to our online stores. These new services or features may not function well and we may need to significantly modify the design of these services to correct errors. If users encounter difficulty with or do not accept our services or features, our business would be damaged.

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at December 31, 1999 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

WE MAY BE LIABLE FOR BREACHES OF ONLINE SECURITY.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. We will rely on encryption and authentication technology licensed from third parties to securely transmit confidential information, such as customer credit card numbers. A compromise or breach of our technology used to protect customer transaction data may occur. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

         We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches or to alleviate problems caused by any breaches. Our business and your investment may be harmed if security measures do not prevent security breaches. This is a risk in e-commerce. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is our case, merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions would injure our business.

WE MAY BE SUED REGARDING PRIVACY CONCERNS.

         Any penetration of our network security or misappropriation of our users' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims could also be based on other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in litigation.

         In addition, the Federal Trade Commission and several states have investigated the use by Internet companies of personal information. In 1998, the U.S. congress enacted the Children's Online Privacy Protection Act of 1998. The Federal Trade Commission has not yet promulgated regulations interpreting this act. We depend upon collecting personal information from our customers and we believe that the promulgation of regulations under this act will make it more difficult for us to collect personal information from some of our customers. We could incur expenses if new regulations regarding the use of personal information are introduced or if our privacy practices were investigated.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

         The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress recently passed laws regarding online children's privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

WEB SECURITY CONCERNS MAY HINDER ONLINE E-COMMERCE AND ADVERTISING.

         The need to securely transmit confidential information such as credit card and other personal information over the Internet has been a significant barrier to e-commerce and communications. Any publicized compromise of security could deter people from accessing the Web or from using it to transmit confidential information. Furthermore, decreased online traffic and sales as a result of general security concerns could cause advertisers to reduce their amount of online spending. Such security concerns could reduce our market for e-commerce.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF INTERNET-RELATED COMPANIES.

         Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market price of securities of technology companies, particularly Internet-related companies, have been highly volatile.

         The market price for BusinessNet's stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

         - actual or anticipated variations in our quarterly operating results;

         - announcements of technological innovations or new products or services by us or our competitors;

         -        changes in financial estimated by securities analysts;

         -        conditions or trends in e-commerce;

         - changes in the economic performance or market valuations of other media, Internet, e-commerce or retail companies;

         - announcements by us or our competitors of significant acquisitions, strategic partnership, joint ventures or capital commitments;

         -        additions or departures of key personnel;

         - release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

         -        potential litigation.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against us could result in substantial costs to us and a diversion of our management's attention and resources.

                                     PART IV

ITEM 7.           FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         (a)      The following documents are filed as part of this report:

a. CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT, BUSINESSNET HOLDINGS CORP. (FORMERLY BUSINESSNET INTERNATIONAL, INC.)


                                                                              Page
Report of Independent Auditors'                                                F-1

Consolidated Balance Sheet of BusinessNet Holdings Corp.
  as of December 31, 1999                                                      F-2

Consolidated Statements of Operations of BusinessNet Holdings
  Corp. for the years ended December 31, 1999 and 1998 and for the period from January 1, 1998 (date of reorganization)
  through December 31, 1999                                                    F-3

Consolidated Statements of Changes in Stockholders Equity
  BusinessNet Holdings Corp. for the period from January 1, 1998
  (Date of Reorganization) to December 31, 1999                                F-4

Consolidated Statements of Cash Flows of BusinessNet Holdings
  Corp. for the years ended December 31, 1999 and 1998 and for the period from January 1, 1998 (date of reorganization) through December 31, 1999

                                                                               F-5

Notes to the Financial Statements of BusinessNet
  International, Inc.                                                  F-6 to F-15


b.       INTERIM FINANCIAL STATEMENTS

         Not Applicable

c.       FINANCIAL STATEMENTS OF BUSINESS ACQUIRED
           AND TO BE ACQUIRED

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of

BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.)

We have audited the accompanying balance sheet of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.) (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period from January 1, 1998 (date of reorganization) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BusinessNet Holdings Corp. (formerly BusinessNet International, Inc.) at December 31, 1999, and the results of its operations and its cash flows for the period from January 1, 1998 (date of reorganization) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its present and future obligations and sustain its operations. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/SCHUHALTER, COUGHLIN & SUOZZO, LLC
                                          --------------------------------------
                                              SCHUHALTER, COUGHLIN & SUOZZO, LLC


Raritan, New Jersey

April 14, 2000

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999



      Assets

Current Assets
  Cash and cash equivalents                                     $      150
  Photo inventory                                                   41,795
                                                                ----------

      Total Current Assets                                          41,945

Shared production rights and syndication costs                     605,000

Investment in Docunet, Inc. common stock, 80,000 shares,
  at cost, held for investment                                     107,500

Investment in Linuxlabs, Inc. 6% convertible preferred stock,
  held for investment                                              300,000

Fixed assets, net of accumulated depreciation of $305                2,741
                                                                ----------

      Total Assets                                               1,057,186
                                                                ==========
      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                             78,368
                                                                ----------
       Total Current Liabilities                                    78,368

Stockholders' Equity

  Common stock, par value $.01 per share, authorized
    50,000,000 shares, issued and outstanding
    2,232,964 shares at December 31, 1999                           22,330
  Convertible preferred stock, $.10 par value, 30,000
    issued and outstanding                                         300,000
  Preferred stock, authorized 1,000,000 shares,
    par value $5.00 no shares issued                                     -
Additional paid in capital                                       2,152,517
Retained deficit subsequent to reorganization (1-1-98)          (1,496,029)
                                                                ----------

  Total Stockholders' Equity                                       978,818
                                                                ----------

      Total Liabilities and Stockholders' Equity                $1,057,186
                                                                ==========




The accompanying notes are an integral part of these financial statements.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            From
                                                                         January 1,
                                                                            1998
                                                   For The                (Date of
                                                  Year Ended           Reorganization)
                                                  December 31,           December 31,
                                              1998           1999            1999
                                          ----------     -----------     -----------
Total Revenue                             $        -      $        -      $        -
                                          ----------     -----------     -----------

Operating Expenses
  Direct Operating Expenses                        -          13,923          13,923
  Selling and administrative expenses          5,147         180,079         185,226
  Depreciation expense                             -             305             305
  Non-cash charges for stock-based
    compensation                              95,000       1,201,575       1,296,575
                                          ----------     -----------     -----------

      Total Operating Expenses               100,147       1,395,882       1,496,029
                                          ----------     -----------     -----------

      Loss from operations                  (100,147)     (1,395,882)     (1,496,029)
                                          ----------     -----------     -----------

      (Loss) before taxes                   (100,147)     (1,395,882)     (1,496,029)
                                          ----------     -----------     -----------

Provision for taxes                                -               -               -
                                          ----------     -----------     -----------

      Net (Loss)                          $ (100,147)    $(1,395,882)    $(1,496,029)
                                          ==========     ===========     ===========

  (Loss) per share                        $     (.08)    $      (.74)
                                          ==========     ===========

Weighted average shares outstanding
  Basic and Diluted                        1,256,464       1,879,048
                                          ==========     ===========




The accompanying notes are an integral part of these financial statements.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1998
                            THROUGH DECEMBER 31, 1999


                                                                                                      Additional
                                                                           Common Stock                 Paid In
                                                                     Shares             Amount          Capital
                                                                    ---------         ---------        ----------
Balance, January 1, 1998                                           15,824,010           158,240          (177,968)

Reverse split of 1 share for every
 50 shares held                                                   (15,507,528)         (155,075)          155,075

Issuance of shares at $.50 per share                                  270,000             2,700           132,300

Issuance of shares for services                                       190,000             1,900            93,100

Net loss for the year                                                       -                 -                 -
                                                                    ---------         ---------        ----------

Balance, December 31, 1998                                            776,482             7,765           202,507

Issuance of shares at $.50 per share                                  141,000             1,410            69,090

Stock dividend, one share for each share
  outstanding on July 31, 1999                                        917,482             9,175            (9,175)

Issuance of shares at $.50, $2.50 and $10.00, net
  of offering costs of $12,500                                         288,000             2,880           582,120

Issuance of 10,000 shares in exchange
  for 80,000 shares of Docunet, Inc.                                   10,000               100           107,400

Issuance of stock options and warrants
  for service                                                               -                 -           994,700

Issuance of 30,000 shares of convertible
  preferred stock at $10 per share                                          -                 -                 -

Issuance of shares for services                                       100,000             1,000           205,875

Net loss for the year                                                       -                 -                 -
                                                                    ---------         ---------        ----------

Balance, December 31, 1999                                          2,232,964         $  22,330        $2,152,517
                                                                    =========         =========        ==========



                                                      Convertible
                                                    Preferred Stock             Retained
                                                Shares          Amount           Deficit            Total
                                                -------        ---------       -----------       ----------
Balance, January 1, 1998                              -                -                 -                -

Reverse split of 1 share for every                    -                -                 -          135,000
 50 shares held

Issuance of shares at $.50 per share                  -                -                 -           95,000

Issuance of shares for services                       -                -          (100,147)        (100,147)
                                                -------          -------         ---------        ---------
Net loss for the year                                 -                -          (100,147)         110,125

Balance, December 31, 1998

Issuance of shares at $.50 per share                  -                -                 -           70,500

Stock dividend, on share for each share
  outstanding on July 31, 1999                        -                -                 -                -

Issuance of shares at $.50, $2.50 and $10.00,
  net of offering costs of $12,500                    -                -                 -          585,000

Issuance of 10,000 shares in exchange
  for 80,000 shares of Docunet, Inc.                  -                -                 -          107,500

Issuance of stock options and warrants
  for service                                         -                -                 -          994,700

Issuance of 30,000 shares of convertible
  preferred stock at $10 per share               30,000          300,000                 -          300,000

Issuance of shares for services                       -                -                 -          206,875

Net loss for the year                                 -                -        (1,395,882)      (1,395,882)
                                                 ------        ---------       -----------       ----------

Balance, December 31, 1999                       30,000        $ 300,000       $(1,496,029)      $  978,818
                                                 ======        =========       ===========       ==========



The accompanying notes are an integral part of these financial statements.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From
                                                                                                  January 1,
                                                                                                      1998
                                                                        For The                     (Date of
                                                                       Year Ended                Reorganization)
                                                                       December 31,               December 31,
                                                                   1998            1999               1999
                                                               ----------        -----------       -----------
OPERATING ACTIVITIES
 Cash Flows provided by Operating
  Activities:
    Net (Loss)                                                 $ (100,147)       $(1,395,882)      $(1,496,029)
    Adjustments to reconcile net
     loss to cash provided by
     operating activities:
      Expense paid by issuance of
       common stock and warrants                                   95,000          1,201,575         1,296,575

    Depreciation and amortization                                       -                305               305
    (Increase) in photo inventory                                       -            (41,795)          (41,795)
    Increase in accounts payable and
     accrued expenses                                               4,500             52,993            57,493
                                                               ----------        -----------       -----------
      Net cash (used in) operating
       activities                                                    (647)          (182,804)         (183,451)

INVESTING ACTIVITIES
  Cash Flows Used In Investment Activities:
    Shared production rights and
      syndication costs                                                 -           (605,000)         (605,000)
    Acquisition of fixed assets                                         -             (3,046)           (3,046)
    Investment in Linux Labs                                            -           (300,000)         (300,000)
                                                               ----------        -----------       -----------

      Net cash used in investing
        activities                                                      -           (908,046)         (908,046)
                                                               ----------        -----------       -----------

FINANCING ACTIVITIES
  Cash Flows Used In Financing Activities:
    Proceeds from the issuance of
      convertible preferred stock                                       -            300,000           300,000
    Proceeds from the issuance of
     common stock                                                 135,500            655,500           791,000
                                                               ----------        -----------       -----------
      Net cash provided by financing
       activities                                                 135,500            955,500         1,091,000
                                                               ----------        -----------       -----------

Net increase (decrease) in cash and
  cash equivalents                                                134,853           (135,350)             (497)

Cash and cash equivalents,
  beginning of the period                                             647            135,500               647
                                                               ----------        -----------       -----------

Cash and cash equivalents,
  end of the period                                            $  135,500        $       150       $       150
                                                               ==========        ===========       ===========

The accompanying notes are an integral part of these financial statements.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - LOSSES DURING THE DEVELOPMENT STAGE

         The Company has recorded losses since the reorganization effective January 1, 1998 totaling $1,496,029. The Company has a working capital deficit of $36,423 and has not recorded operating revenue to date.

         Management plans to raise additional capital, primarily through the issuance of common stock, until successful operations are obtained and the Company is no longer in the development stage.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to underwrite the Company's development stage through completion will provide the necessary financial requirements which in turn will provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

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

         On January 31, 1994, the Company acquired 100% of the outstanding stock of Navigato A/S, a Danish company which had concluded the development of its first product line, a complete system for fleet management, including on-board computer, satellite communication equipment and software for the base station. Navigato A/S had also signed agreements that give Navigato A/S the exclusive right to market a number of products within its business area in Denmark. BusinessNet U.K., LTD was acquired by the Company on June 4, 1996 by the issuance of 9,000,000 shares of common stock, $.01 par value, in exchange for all of the outstanding capital stock of BusinessNet U.K., LTD The business combination has been accounted for as a pooling of interests pursuant to APB16, and, accordingly, the consolidated financial statements include the combined results of operations for 1996 and historical equity from the date BusinessNet U.K. commenced operations
         (January 10, 1992). During 1997 these subsidiaries became insolvent and ceased operations and the Company completed a quasi-reorganization.

         On August 1, 1998 the Registrant changed its name to BusinessNet Holdings Corp., and undertook a reverse-split of its Common Stock on the basis of one new Share for each fifty (50) issued and outstanding Shares. The primary business has been the holding of certain operating and investment interests of various technology companies.
         At December 31, 1999, the Company was in the development stage and held a 60% interest in Omnicast Corporation, an operating subsidiary which holds certain shared production rights and return on investment provisions to an unreleased DVDS productions involving certain classic rock artists, and minority interests in Docunet, Inc. and Linuxlabs, Inc., two privately held companies which contemplate completing
         IPOs (initial public offerings) or some other capital event in 2000.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         RECENT REORGANIZATION

         During 1997, a financial reorganization of the Company's foreign subsidiaries was required as a result of the failure of subsidiary Options Invest Danmark A/S to obtain a required financial services license from the Government of Denmark. As a result of this financial reorganization, the Company has discontinued its European business operations effective June 30, 1997. The Company has had no administrative or operating control of any of the former subsidiary operations since then, and accounted for the abandonment of these subsidiaries during the year ended December 31, 1997.

         Consequently, the business operations of the Company since January 1, 1998 have been primarily developmental.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its 60% owned Omnicast Corp. subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. No minority interest has been recorded for the Omnicast subsidiary as this has recorded losses since inception.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash, cash equivalents and accounts payable approximate their fair values due to their short maturities. The carrying value of the Company's investments in Docunet, Inc. and Linuxlabs, Inc. approximate their fair market value.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         Investments in Unconsolidated Entities at Cost

         At December 31, 1999, the Company's investments in Docunet, Inc. and Linuxlabs, Inc. are carried at cost. These companies are privately held and although both contemplate completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.

         Additionally, both Docunet and Linuxlabs have a limited operating history and no public financial information is available at this time. Management believes its interest, as convertible to common shares, in each company, will exceed the carrying value when these company's become publicly traded.

         PHOTO INVENTORY

         Photo Inventory consists of commercial quality prints of classic rock artists, and are stated at the lower of cost, determined by specific identification, or market.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         LOSS PER COMMON SHARE, BASIC AND DILUTED

         The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

         Loss per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for reverse stock split of 1 share for each 50 shares held on August 1, 1998 and the stock dividend in July, 1991 of 917,482 shares for both periods presented.



                                                          For the Year Ended
                                                               December 31,
                                                            1998       1999
                                                          --------   --------
      SCHEDULE OF NON CASH INVESTING
      AND FINANCING ACTIVITIES:

      190,000 and 100,000 shares issued
        in 1998 and 1999 for services                    $ 95,000    $206,875
                                                         ========    ========

      Investment in 80,000 shares of common stock
        of Docunet, Inc. at cost, based upon trading
        price of 10,000 shares of BusinessNet Holdings          0    $107,500
                                                         ========    ========


                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         LONG-LIVED ASSETS

         The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of, " which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount or fair value less cost to sell. The Company does not believe that any such changes in circumstances have occurred.

         INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method, as defined, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 - CAPITAL STOCK

         Common Stock

         The Company has authorized 50,000 shares of common stock with a par value of $.001.

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

         In May, 1999 the Company formed its wholly owned subsidiary, Omnicast Corporation. In July 1999 the Company issued shares of the subsidiary representing a total of 40% to the subsidiaries President and Vice President.

         Through June of 1999, the Company issued 141,000 shares of its common stock at $.50 per share pursuant to a warrant plan, in private transactions, generating $70,500 proceeds to the Company.

         On August 17, 1999, the Company issued 10,000 shares of the common stock in exchange for 80,000 shares of common stock of Docunet, Inc., a privately held company contemplating its initial public offering.

         Through December 1999, the Company issued 286,000 shares of its common stock at $.50, $2.50 and $10.00 in private transactions; generating $585,000 proceeds to the Company. In connection with these transactions 2,000 shares were issued to consultants and $12,500 was recorded as an [??]

         Through December 1999, the Company issued 100,000 shares for services, valued at $206,875.

         In July, 1999 the Company issued a common stock dividend, which granted one share of common stock to each holder of the Company's then 917,492 shares outstanding, increasing the shares outstanding on July 31, 1999 to 1,834,964. Per share amounts have been adjusted for this dividend.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 3 - CAPITAL STOCK (Continued)

         Stock Options and Warrants

         In connection with the consulting agreements and incentives to management the Company issued stock 750,000 warrants to consultants and employees which expire in five years.

         A summary of the stock option activity for the year ended December 31, 1999, all of which were nonqualified stock warrants, is set forth below:

                                                                    Weighted
                                                                    Average
                                                   Number of        Exercise
                                                   Warrants           Price
                                                   ---------        ----------
      Outstanding, January 1, 1999                 1,000,000         $   2.50
      Granted                                        750,000             5.00
      Exercised                                      250,000             2.50
      Canceled                                             -                -
                                                   ---------         --------
      Outstanding at December 31, 1999             1,500,000         $   3.75
                                                   ---------         --------
      Exercisable at December 31, 1999             1,500,000         $   3.75
                                                   =========         ========

         The weighted average fair value of options granted in 1999 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions; annual expected return of 0%, annual volatility of 197%, risk-free interest rate of 4.74 and expected warrants life of years.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 - CAPITAL STOCK (Continued)

         The per share weighted-average fair value of stock options granted
         during 1999 was $    . The price per share weighted average remaining
         life of the warrants outstanding at December 31, 1999 is 4.5 years.

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 1999 would have been increased to the pro forma amounts shown below.


                                                                December 31,
                                                                    1999
                                                                ------------

         Net loss:
          As reported                                            (1,395,882)
                                                                =============
          Pro forma                                              (2,250,932)
                                                                =============

         For the year ended December 31, 1999, the Company recorded noncash charges totaling $977,200, in connection with the grant of 400,000 options to consultants. Such charges are the result the fair value of the warrants granted using the Black-Scholes stock option pricing model applied warrants granted to non-employees.

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

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 - CAPITAL STOCK (Continued)

         Convertible Preferred Stock

         In October, 1999 the Company issued 30,000 shares of $.10 par value Convertible Preferred Stock. This is convertible to common stock at an exchange rate of $10 per share.

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

         Reserved Shares

         During 1998, the Company issued warrants (the "A" warrants) to purchase 150,000 at $.50 per share through December 31, 2002 of which 50,000 were exercised in November 1998. 100,000 warrants were exercised under this plan in 1999. No warrants "A" remain outstanding as of December 31, 1999.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 - CAPITAL STOCK (Continued)

         Reserved Shares (Continued)

         During 1998 the Company issued warrants (the "B" warrants) to purchase 1,000,000 shares at $2.50 (as adjusted for the stock dividend in July of 1999) per share, which expire December 31, 2003. During
         1999 250,000 warrants were exercised and 750,000 remain unexercised at December 31, 1999.

         During 1999 the Company issued 750,000 warrants (the "C" warrants) to purchase 750,000 shares at $5.00 (as adjusted for the stock dividend in July 1999) which expire December 31, 2004.

         Acquisitions

         The Company reserved 800,000 and 1,750,000 shares of its common stock for the acquisitions of Sunrise Entertainment, Inc. and Eyeamerica, Inc. in January 2000.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

         In 1998 the Company issued 190,000 shares to the acting president, valued at $95,000 for services.

         The Company paid $5,000 in 1998 and $6,000 in 1999 for facilities fees to the interim management.

         In 1998, the Company paid $36,000 in legal fees to the former director and president who received 190,000 shares in 1998. In 1999, 30,000 shares were also granted the former director and president for services.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 5 - PROPERTY AND EQUIPMENT

         The Company generally estimated useful lives of 3-5 years on plant and machinery, 10 years on leasehold improvements and 50 years for buildings.

         Fixed assets, at cost, at December 31, 1999 is as follows:

         Office equipment                                     $3,046
           Less - Accumulated Depreciation                      (305)
                                                              ------
                                                              $2,741
                                                              ======

NOTE 6 - LEASES

         In 1998 and 1999 $5,000 and $6,000 per year was paid to the acting president for a month to month sublease of administrative offices.

         The Company entered into a premises lease for its corporate headquarters in Midland Park, NJ, commencing in January 2000 for a period of two years with monthly rentals of $2,077 per month. The Company has the option for three annual renewals with increases of 3% each renewal.

         The total future minimum rental payments at December 31, 1999 are as follows:

         2000                                                 $24,860
         2001                                                  25,606
                                                              -------
                 Total                                        $50,466
                                                              =======

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company's predecessor financial services subsidiaries primarily operated in Denmark and as such have not been subject to the control of a regulatory body. In December 1995, the Danish authorities announced it would put into place such controls by June of 1997, including certain criteria for having the authority to perform many of the revenue producing activities the Company had performed and the requirement to maintain minimum levels of capital. The Company had applied for this approval and anticipated receiving the same by the required date. The Company did not anticipate it would be unable to obtain this approval. In accordance with Danish law, salaried employees are entitled to three months notice of termination after six months of employment with the terms of notice increasing one month for each three years of employment. The prior years financial statements did not include any liabilities for such obligations as the Company had not prematurely terminated any current employees. On July 2, 1997 the Company was informed that in fact it did not receive such approval, which rendered substantially all of the Company's operating subsidiaries in Europe insolvent, including a substantial liability for premature termination. As such, the Company has abandoned these subsidiaries, as discussed in Note 2, and the Company has been informed by counsel that liabilities in excess of the subsidiaries assets cannot be passed through to the parent of the present company under US law and the laws of Delaware, and as such the Company has accounted for the abandonment of these subsidiaries and the reorganization of the parent company.

         In January 2000 the Company agreed to acquire 40% of Sunrise Entertainment, Inc. and 100% of EyeAmerica, Inc., the primary consideration being 800,000 and 1,750,000 shares of the Company's common stock.

                   BUSINESSNET HOLDINGS CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

INCOME TAXES

         No provision has been made for corporate income taxes due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $417,860 in the form of net operating loss ('NOL') carryforwards of approximately 1,229,000 for federal income tax purposes. If not utilized, the federal NOL's expire at various dates through 2014. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

         The Company has recognized tax benefits as a deferred tax asset subject to a 100% valuation allowance since it is uncertain whether or not these tax benefits will be realized.




NOTE 9 - SUBSEQUENT EVENTS

         Effective for January 6, 2000 the Company acquired 40% of the issued and outstanding stock of Sunrise Entertainment, Inc., a privately held Company by the issuance of an aggregate of 800,000 shares of the Company's common stock, at this time audited financial information is not available, and the Company anticipates such information will be available separately on Form 8-K in May, 2000.

         Effective for January 31, 2000, the Company acquired 100% of the issued and outstanding common stock of EyeAmerica, Inc., a privately held Company, by the issuance of an aggregate of 1,750,000 shares of the Company's common stock. At this time audited financial information is not available, and the Company anticipates such information will be available separately, on Form 8-K in May, 2000.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company as of April 10, 2000 were as follows:


Name & Address                          Age         Position

Leslie Bocskor                          35          President and
Address c/o Company,                                Director
6 Prospect Street, Suite 3C,
Midland Park, NJ 07432

Kenneth A. Brown                        60          Secretary-
1007 Bismark Street                                 Treasurer and
Klamath Falls, OR 97601                             Director

Joseph DeGise                           27          Director
Address c/o Company,
6 Prospect Street, Suite 3C,
Midland Park, NJ 07432

Charles Phillips                        54          Director
Kells Building
Doylestown, PA 18901

Robert Swope                            34          Director
Address c/o Company,
6 Prospect Street, Suite 3C,
Midland Park, NJ 07432

Christopher Toyne                       52          Director
Address c/o Company,
6 Prospect Street, Suite 3C,
Midland Park, NJ 07432



Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1999 and 1998. (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000.

ANNUAL COMPENSATION


NAME AND POSITION                                             Year                         Salary





No Officer or Director of the Registrant received cash compensation for services rendered during calendar year 1999.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - the following persons are known to the Company to be the beneficial owners of more than 5% of the 896,482 shares of the Company's outstanding Common Stock as of May 31, 1999.

(b) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of April 15, 2000:


Name and Address of                 Position            Amount and Nature of                             Percent of
Owner                                                   Beneficial Ownership                                  Class

Leslie Bocskor                      President           20,000 Shares                                           .4%
                                    and Chief
                                    Executive
                                    Officer,
                                    Director

Kenneth Brown                       Secretary,          40,000                                                  .8%
1007 Bismark Street                 Director
Klamath Falls, OR
97601

Joseph DeGise                       Director            337,500                                                6.7%

Charles Phillips                    Director            20,000
Kells Building                                                                                                  .4%
Doylestown, PA 18901


Robert Swope                        Director            15,000                                                  .3%

Christopher Toyne                   Director            15,000                                                  .3%

George Kohan                        Shareholder        850,000                                                16.4%

Heimann Burckhardt                  Shareholder        337,500                                                 6.7%
                                                     ---------                                                ----
TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                                          1,635,000                                                  32%
                                                     =========                                                ====


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended December 31, 1999 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the year then ended December 31, 1999, the contents of which commence on Page F1.

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

         REPORTS ON FORM 8-K

         Filed on April 4, 2000

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BUSINESSNET HOLDINGS CORP.



         April 18, 2000            by:/s/
                                          -------------------------------------
                                          Joseph DeGise
                                          Chairman


         April 18, 2000            by:/s/
                                          _______________________________
                                          Leslie Bocskor
                                          President, Acting CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 18, 2000                     by:/s/
                                          ______________________________
                                          Joseph DeGise, Director


April 18, 2000                          By:/s/__________________________
                                              Leslie Bocskor, President and
                                              Director


April 18, 2000                          By:/s/__________________________
                                              Kenneth Brown, Secretary and
                                              Director


April 18, 2000                          By:/s/__________________________
                                              Charles Phillips, Director