Form 10QSB
period 2000-03-31
BUSINESSNET HOLDING CORP
filed 2000-06-23
CIK 847467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2000              Commission File No.33-27652-NY


                           BUSINESSNET HOLDINGS CORP.
                   (FORMERLY BUSINESSNET INTERNATIONAL, INC.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             22-2946374
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                           Identification Number)

6 Prospect Street, Suite 36, Midland Park, NJ                     07432
---------------------------------------------               ----------------
  (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (201)   493    -   0248
                            ---  --------   ------------------

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

         Yes:                               No:   X
               ---                               ---


Transitional Small Business Disclosure Format:

         Yes:   X                           No:
               ---                               ---


The number of shares outstanding of each of the registrant's classes of common stock as of June 15, 2000 is of one class of $.01 par value common stock was 5,263,924.

                           BusinessNet Holdings Corp.
                   (Formerly BusinessNet International, Inc.)


                                      INDEX


                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

         Balance Sheet - March 31, 2000                                    2

         Statements of Operations - Three Months Ended
                  March 31, 1999 and 2000                                  3

         Notes to Financial Statements                                     5

         Management's Discussion and Analysis of financial
                  Conditions and results of operations                     6

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                        8

         Item 2.  Changes in Securities                                    8

         Item 3.  Defaults Upon Senior Securities                          8

         Item 4.  Submission of Matters to a Vote of
                           Security Holders                                8

         Item 5.  Other Information                                        8

         Item 6.  Exhibits and Reports on Form 8-K                         8

Signature Page                                                             9

                           BUSINESSNET HOLDINGS CORP.
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

ASSETS

Current assets
  Cash                                           $     431
  Accounts receivable                               53,255
  Inventory                                          9,865
                                                 ---------
      Total current assets                          63,551

Fixed assets, net of accumulated
  depreciation of $1,871                            44,358
                                                 ---------
Patents and licensing rights, net of
  accumulated amortization of $195,975           5,683,277
                                                 ---------
Investment in unconsolidated subsidiary,
  Sunrise Television, Inc.                       1,615,712
                                                 ---------
OTHER ASSETS

Entertainment assets, production rights and
  inventory                                        646,945

Investment in WHYWAIT.com, Inc. common stock,
  80,000 shares at cost, held for investment       107,500

Investment in Linuxlabs, Inc. 6% convertible
  preferred stock, held for investment             300,000

Deposits and other assets                          217,492
                                                 ---------
      Total other assets                         1,271,937
                                                 ---------
      TOTAL ASSETS                              $8,678,835
                                                 =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses            226,723
                                                 ---------
      Total current liabilities                    226,723

  Other notes payable                              162,056
  Short term note, expected to convert
    to equity                                      500,000
                                                 ---------

Stockholders' Equity
  Common Stock, $.001 Par Value, 50,000,000
    shares authorized; 5,117,964 issued
    and outstanding at March 31, 2000               51,180
 Additional Paid-In Capital                      9,545,229
 Preferred Stock                                   300,000
 Retained Deficit Subsequent to
   Reorganization (1-1-98)                      (2,106,353)
                                                 ---------
      Total Stockholders' Equity                 7,790,056
                                                 ---------
      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $8,678,835
                                                 =========







See notes to the condensed consolidated financial statements.

                           BUSINESSNET HOLDINGS CORP.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                 From
                                                                              January 1,
                                                                                 1998
                                                                              (Date of
                                                      Three Months Ended    Reorganization)
                                                           March 31,             to
                                                    -----------------------   March 31,
                                                       1999         2000         2000
                                                    ----------   ----------   ----------
Revenue -- Eye America                              $                58,917       58,917
                                                    ----------   ----------   ----------

Operating Expenses                                                   32,710       46,633
Selling, general and administrative expenses             4,500      451,703      636,929
Depreciation and amortization                                -      197,540      197,845

Non-Cash charges for Stock-based expansion                   -            -    1,296,575
                                                    ----------   ----------   ----------

      Total expenses                                     4,500      681,953    2,177,982
                                                    ----------   ----------   ----------

Loss from operations                                    (4,500)    (623,036)  (2,119,065)
                                                    ----------   ----------   ----------
Other income (expenses)
Interest expense                                                     (3,000)      (3,000)
Income from unconsolidated subsidiary                        -       15,712       15,712
                                                    ----------   ----------   ----------

      Net loss                                      $   (4,500)  $ (610,324) $(2,106,353)
                                                    ==========   ==========   ==========


Per share data:

Loss                                                $   (.0057)  $   (.1476)
                                                    ==========   ==========

Average number of shares outstanding                   776,482    4,132,909
                                                    ==========   ==========








See notes to the condensed consolidated financial statements.

                           BUSINESSNET HOLDINGS CORP.
                   (Formerly BusinessNet International, Inc.)
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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


NOTE D.  Investments in Unconsolidated Entities at Cost

         At March 3, 2000, the Company's investments in Docunet, Inc. and Linuxlabs, Inc. are carried at cost. These companies are privately held and although both contemplate completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.

         Additionally, both Docunet and Linuxlabs have a limited operating history and no public financial information is available at this time. Management believes its interest, as convertible to common shares, in each company, will exceed the carrying value when these company's become publicly traded.

NOTE E.  Purchase of Subsidiary

         On January 31, 2000, the Company issued 2,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of Eye America, Inc. (formerly Chemko), a ______ corporation. The transaction is an acquisition accounted for as a purchase of Eye America, Inc. pursuant to APB 16. The excess (approximately $879,252) of the total acquisition cost over the recorded value of assets acquired was allocated to patents and licensing rights and will be amortized over ten years effective January 31, 2000. Pursuant to the agreement of merger, Eye America, Inc. has become a wholly owned subsidiary.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

GENERAL INTRODUCTION

BusinessNet Holdings Corp. is presently structured as a technology holding company which is focusing its business plan and acquisition program on the high-growth and high-margin consumer optical industry. Management believes that its recent acquisitions within this industry has provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA-TM- line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 1999

The Company reported no revenue in 1998 and 1999, and recorded its initial revenue in the Eye America subsidiary during the March, 2000 quarter.

The Company reported a net loss of $610,724 during the quarter ended March 31, 2000 vs. $4,500 for the prior period. This represents a loss per share of $.1476 in 2000 vs. $.0057 in 1999.

Total expenses increased from $4,500 in 1999 to $681,953 in 2000 as the Company commenced operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (Continued)



EYEAMERICA, INC. SUBSIDIARY

On January 30, 2000, the Company completed its acquisition of Chemko Optical Supplies, Inc., a Hudson, FL based optical technology company, through an exchange of shares of Common Stock. This subsidiary, which has been renamed EyeAmerica, Inc., recently developed and was awarded the first (and only) process patent that allows the conversion of popular plastic CR-39 lenses into photochromic sunglass lenses, which will be offered in a variety of fashion colors under the "SOLERA-TM-" brand-name. The lenses will be available in both non-prescription (planar) and prescription form, and will also be available as a polarized lens.

The CR-39 plastic lenses, renowned for their durability and optical precision, represent 57% of all lenses sold in the United States with about $4.6 billion in retail sales in 1998. The patented SOLERA-TM- photochromic tinting process permits lenses to change shade and darken as brightness levels increase, and provide comfort from glare. Until the application of the Company's patented process chemistry to the more widely available CR-39 lens, photochromic tinting was restricted to inferior polycarbonate and glass lenses, and color choices solely in gray or brown.

About 15.5% of all lenses processed in the United States, or $1.3 billion at retail in 1998, are photochromic lenses, with a compound growth rate of 12% per year (by pairs sold). The EyeAmerica photochromic patent substantially expands the market for photochromic lenses to the most popular plastic lenses and a full spectrum of fashion colors. The founder of the Company, George Kohan, has been an optical industry pioneer for 40 years, and created the first one-hour eye wear company which was later sold to Pearle Vision in 1970. Mr. Kohan has joined the Company as Vice President for Research and Development.

SPIN-OFF OF SUNRISE ENTERTAINMENT, INC. SUBSIDIARY

As a result of Management's decision to re-focus the Company's business operations on the optical technology industry, the Company announced on January 18, 2000 that it had received shareholder approval to distribute its 40% interest in its Sunrise Entertainment, Inc. subsidiary to BusinessNet shareholders, subject to receipt of a ruling from the Internal Revenue Service to the effect that for United States federal income tax purposes no gain or loss will be recognized by holders of BusinessNet Common Stock upon receipt of Sunrise Entertainment Common Stock. The fixing of the Shareholder Record Date for this distribution will be delayed until the receipt of such ruling.

Sunrise Entertainment specializes in high-definition television (HDTV) production and distribution. Its most recent project in the high-definition programming market is "LIVING LEGENDS OF ROCK & ROLL: LIVE FROM ITCHYKOO PARK", the first major rock & roll festival to be shot in HDTV format. The programming has been packaged as both a two-hour special, complete with artists' interviews, and as a 90-minute, music-only version edited for NHK Enterprises America for broadcast on the NHK Japan Network. Sunrise will also begin distribution of its extensive library of finished products, as well as projects in development.

The distribution of shares and listing of Sunrise Entertainment, Inc. will take place upon the completion of the appropriate securities registrations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (Continued)

SUBSEQUENT EVENTS AND ACQUISITIONS

On May 2, 2000, the Company announced that it had completed an equity financing of $2 million through a private sale of 7% of the Common Stock of its EyeAmerica, Inc. subsidiary. MG Securities of Dallas, TX acted as Placement Agent for the transaction. The proceeds of this transaction will be utilized to complete the world-wide launch of EyeAmerica's new product line and to increase manufacturing capacity.

On May 2, 2000, the Company announced that it had acquired True-Lite, Inc., an optical supplies manufacturer and laboratory headquartered in Boca Raton, FL. The Boca Raton facility is presently being expanded to serve as the primary manufacturing, warehouse and distribution facility for the Company's "SOLERA-TM-" product line, and will utilize a custom-designed, automated computer-aided manufacturing process. Mr. Al de Rojas, the CEO of True-Lite, Inc. and a well-known innovator of lens and resin technology with over thirty years of experience in the ophthalmic industry, has been named Vice President of Manufacturing for EyeAmerica.

On May 16, 2000, the Company completed its acquisition of Action Services, Inc. (ASI), a Knoxville, TN-based optical products manufacturer and distributor with sales offices in Knoxville, TN and Miami, FL. The Company has merged the operations of ASI with those of EyeAmerica's CHEMKO division, two former competitors, to create one of the largest chemical and technology suppliers to opticians, ophthalmologists, optometrists and optical laboratories worldwide.

On June 13, 2000, the Company announced that it had agreed to acquire FB Optical Mfg., Inc., a St. Stephen, MN-based optical equipment manufacturer, through an exchange of shares. Established in 1981, FB Optical manufactures and has installed hundreds of optical laboratories in the United States, and sells a proprietary optical surfacing system for glass, plastic and polycarbonate lenses throughout the world. Major U.S. customers include the optical laboratories of the Eyecare Centers of America and Sears retail chains. Mr. Keith West, President of FB Optical, has over 44 years of expertise in optical equipment manufacturing. A past President of the Optical Laboratories Association and of Benson Optical Company, Mr. West will be joining the Board of Directors of BusinessNet's EyeAmerica, Inc. subsidiary.

CHANGE OF NAME TO INVICTA CORPORATION

On June 13, 2000, the Company announced that it had received shareholder approval to change the name of the corporation to Invicta Corporation effective at the close of business on June 30, 2000, with a new trading symbol to be announced later.

OTHER INVESTMENTS

OMNICAST CORP.

Management of the Company is presently undertaking to explore various options to sell its assets which are not synergistic to the Company's focus on optical technology. These assets include a 60% controlling interest in Omnicast Corp., developer of fanclubmusic.com, an Internet entertainment content producer and web site which is developing a full-time, video-based transactional network via on-line services. The principal asset of Omnicast Corp. is its $600,000 investment for production costs of the "Itchykoo `99" Classic Rock music festival and over forty hours of high-definition television (HDTV) video and music recordings, but it has not had any revenues to date.

DOCUNET, INC.

On August 17, 1999, the Company exchanged 10,000 Shares of its Common Stock for 80,000 Shares of Common Stock of Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock.

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

SEASONALITY

         Management believes seasonality had no material effect on operations during 1999 and 2000.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2000 the Company had a $500,000 Bridge financing which is expected converted to equity in the second quarter, 2000. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings, cash generated from acquired operations and borrowings from possible new credit facilities. The Company's independent auditor's report on the December 31, 1999 financial statements includes a going concern qualification based on the Company's lack of capital and losses since the reorganization.

         At March 31, 2000 the Company had a working capital deficit of $163,162. Based upon present lack of business operations or financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future as it believes it can raise equity capital through the issuance of common stock until such time it obtains profitable operations.

         There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating requirements.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         The disclosures included in this Form 10-QSB, incorporated documents included by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expects", "very satisfactory", "confident" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-KSB and other matters detailed from time-to-time in the Company's Securities and Exchange filings, including the Company's periodic filings on Form 10-QSB and Form 10-KSB.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Registrant and its subisidaries are at present not involved in any legal proceedings, nor are any legal proceedings anticipated.


ITEM 2.   CHANGES IN SECURITIES

          NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          NONE

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and filed in reliance on Section 12-b25.

                                        BUSINESSNET HOLDINGS CORP.


        June 21, 2000                   by: /s/ Joseph DeGise
                                               ---------------------------------
                                               Joseph DeGise
                                               Chairman


        June 21, 2000                   by: /s/ Leslie Bocskor
                                               ---------------------------------
                                               Leslie Bocskor
                                               President, Acting CFO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        June 21, 2000                   by: /s/ Joseph DeGise
                                               ---------------------------------
                                               Joseph DeGise, Director


        June 21, 2000                       by: /s/ Leslie Bocskor
                                                   -----------------------------
                                                   Leslie Bocskor, President and
                                                   Director


        June 21, 2000                       by: /s/ Kenneth Brown
                                                   -----------------------------
                                                   Kenneth Brown, Secretary and
                                                   Director


        June 21, 2000                       by: /s/ Charles Phillips
                                                   -----------------------------
                                                   Charles Phillips, Director