Form 10-Q
period 2000-06-30
BUSINESSNET HOLDING CORP
filed 2000-08-21
CIK 847467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 2000               Commission File No.33-27652-NY


                               INVICTA CORPORATION
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        22-2946374
(State or other jurisdiction of                         (I.R.S. Employer

 incorporation or organization                          Identification Number)


6 PROSPECT Street, Suite 36, Midland Park, NJ                     07432
          _________________________________                __________________

 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (201)   493    -   0248
                           ________________________


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

         Yes:                               No:   X
               _______                           ________


Transitional Small Business Disclosure Format:

         Yes:                               No:   X
               _______                           ________

The number of shares outstanding of each of the registrant's classes of common stock as of August 15, 2000 is of one class of $.01 par value common stock was 5,998,965.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)



                                      INDEX


                                                                                   Page
                                                                                   ----
PART I            FINANCIAL INFORMATION

         Consolidated Balance Sheet - June 30, 2000                                   1

         Consolidated Statements of Operations - Three Months
           Ended June 30, 1999 and 2000                                               2

         Consolidated Statements of Operations - Six Months
           Ended June 30, 1999 and 2000                                               3

         Consolidated Statement of Cash Flows - Six Months
           Ended June 30, 1999 and 2000                                               4

         Notes to the Consolidated Financial Statements                               5

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                                       8

PART II           OTHER INFORMATION

         Item 1.           Legal Proceedings                                         18

         Item 2.           Changes in Securities                                     18

         Item 3.           Defaults Upon Senior Securities                           18

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                                        18

         Item 5.           Other Information                                         18

         Item 6.           Exhibits and Reports on Form 8-K                          18

Signature Page                                                                       19

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)


ASSETS

Current assets
  Cash                                                                                          $  444,405
  Accounts receivable, net of allowance of $0                                                      163,387
  Inventory                                                                                        168,618
  Prepaid expenses and other current assets                                                         27,039
                                                                                                ----------
      Total current assets                                                                         803,449

Fixed assets, net of accumulated depreciation of $16,758                                           700,323

Patents and other intangibles, net of accumulated
  amortization of $169,657                                                                       6,708,127

OTHER ASSETS
Investment in WHYWAIT.com, Inc. common stock,
  80,000 shares at cost, held for investment                                                       107,500
Investment in Linuxlabs, Inc. 6% convertible
  preferred stock, at cost, held for investment                                                    300,000
Investment in unconsolidated subsidiary,
  Sunrise Television, Inc., equity method                                                        1,737,428
Entertainment assets, production rights and inventory                                              646,945
Deposits and other assets                                                                           30,633
                                                                                                ----------
      Total other assets                                                                         2,822,506
                                                                                                ----------
      TOTAL ASSETS                                                                              11,034,405
                                                                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                                            470,810
  Short-term bank debt                                                                              83,089
  Other current liabilities                                                                         44,073
                                                                                                ----------
      Total current liabilities                                                                    597,972

Short term note, expected to convert to equity                                                     500,000
Minority interest                                                                                  150,430
Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000
    shares authorized; 5,623,965 issued
    and outstanding at June 30, 2000                                                                56,240
  Additional Paid-In Capital                                                                    12,478,489
  Preferred Stock                                                                                  300,000
  Retained Deficit Subsequent to Reorganization (1-1-98)                                        (3,048,726)
                                                                                                ----------
      Total Stockholders' Equity                                                                 9,786,003
                                                                                                ----------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                                $11,034,405
                                                                                               -----------
                                                                                               -----------

See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                                                     From
                                                                                                  January 1,
                                                                                                      1998
                                                                                                     (Date of
                                                                             For the             Reorganization)
                                                                       Three Months Ended              to
                                                                            June 30,                 June 30,
                                                                   1999                 2000          2000
                                                                 --------             --------      --------

Revenue - Eyewear components                                       $       -       $    52,298      $   111,215
                                                                     -------        ----------       ----------

Direct operating expenses, including
  research and development expenses
  of $6,300 from inception and during
  the quarter ended June 30, 2000                                          -            41,234           73,944
Selling, general and administrative
  expenses                                                            14,500           886,924        1,523,853
Depreciation and amortization                                              -           122,521          186,415
Non-cash charges for stock-based
  compensation                                                             -            55,000        1,351,575
                                                                     -------         ---------        ---------
      Total expenses                                                  14,500         1,105,679        3,149,710
                                                                     -------         ---------        ---------

Loss from operations                                                 (14,500)       (1,053,381)      (3,038,495)
                                                                     -------         ---------        ---------

Other income (expenses)
Interest expense                                                           -            (4,659)          (7,659)
Income (loss) from unconsolidated
  subsidiary                                                               -           (18,284)          (2,572)
                                                                     -------         ---------        ---------
Loss before income taxes                                             (14,500)       (1,076,324)      (3,048,726)
Income taxes                                                               -                 -                -
                                                                     -------         ---------        ---------
      Net Loss                                                     $ (14,500)      $(1,076,324)     $(3,048,726)
                                                                     =======         =========        =========

Loss per share                                                     $  (.0888)          $(.1972)
                                                                     =======           =======

Average shares outstanding                                         1,646,964         5,457,963
                                                                   =========         =========

See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                                                                         From
                                                                                                       January 1,
                                                                                                         1998
                                                                                                       (Date of
                                                                           For the                   Reorganization)
                                                                      Six Months Ended                    to
                                                                          June 30,                     June 30,
                                                                      1999        2000                   2000
                                                                    --------    --------               --------

Revenue - Eyewear components                                       $       -        $  111,215       $  111,215
                                                                     -------         ---------       ----------

Direct operating expenses, including
  research and development expenses
  of $6,300 from inception and during
  the quarter ended June 30, 2000                                          -            73,944           73,944
Selling, general and administrative
  expenses                                                            19,000         1,338,627        1,523,853
Depreciation and amortization                                              -           186,110          186,415
Non-cash charges for stock-based
  compensation                                                             -            55,000        1,351,575
                                                                     -------         ---------        ---------
      Total expenses                                                  19,000         1,653,681        3,149,710
                                                                     -------         ---------        ---------
Loss from operations                                                 (19,000)       (1,542,466)      (3,038,495)
Other income (expenses)
Interest expense                                                           -            (7,659)          (7,659)
Income from unconsolidated subsidiary                                      -            (2,572)          (2,572)
                                                                     -------         ---------        ---------
Loss before income taxes                                             (19,000)       (1,552,697)      (3,048,726)

Income taxes                                                               -                 -                -
                                                                     -------         ---------        ---------
      Net Loss                                                     $ (19,000)      $(1,552,697)     $(3,048,726)
                                                                     =======         =========        =========
Loss per share                                                    $   (.0119)          $(.3203)
                                                                    ========           ========
Average shares outstanding                                         1,599,964         4,846,298
                                                                   =========         =========

See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     From
                                                                                   January 1,
                                                                                      1998
                                                                                    (Date of
                                                               For the           Reorganization)
                                                          Six Months Ended             to
                                                              June 30,               June 30,
                                                      1999               2000         2000
                                                    --------           --------     --------
Operating Activities
Cash Flows From Operating Activities:

  Net income (loss)                                 $ (19,000)       $(1,552,697)      $(3,048,726)
  Adjustments for non-cash items
    Issuance of common stock for services                   -            270,063         1,566,638
    Depreciation and amortization                           -            186,110           186,415
  Changes in assets and liabilities
    Increase in accounts payable and
      accrued expenses                                  6,925             59,316           116,809
    (Increase) in inventory and other
      assets                                          (40,000)                 -           (41,795)
    (Increase) in prepaid expenses                    (11,875)           (27,039)          (27,039)
                                                      -------          ---------         ---------
      Net cash (used in) operations                   (63,950)        (1,064,247)       (1,247,698)
                                                      -------          ---------         ---------
Cash Flows (Used In) Investing Activities:
  Shared production rights and syndication
    costs                                                   -                  -          (605,000)
  Purchases of fixed assets                                 -           (640,498)         (643,544)
                                                      -------          ---------         ---------
      Net cash (used in) investing
        activities                                          -           (640,498)       (1,248,544)
                                                      -------          ---------         ---------
 Cash Flows From Financing Activities:
  Proceeds from the issue of common stock,
    including consolidated subsidiaries                70,500          2,149,000         2,940,000
                                                      -------          ---------         ---------
     Net cash from financing activities                70,500          2,149,000         2,940,000
                                                      -------          ---------         ---------
Net increase (decrease) in cash                         6,550            444,255           443,758
Cash, beginning of period                             135,500                150               647
                                                      -------          ---------         ---------
Cash, end of period                                 $ 142,050         $  444,405        $  444,405
                                                      =======          =========         =========

See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE A.   BASIS OF PRESENTATION

Invicta Corporation (the "Company") is a holding company which primarily operates subsidiaries in the optical industry which offer unique processes and applications which are proprietary and/or patented in nature. Previously, the Company held various subsidiaries which were designed to capitalize on the emergence of the internet, including its subsidiaries, Omnicast Corporation and Sunrise Entertainment. The Company has agreed to spin-off its Sunrise subsidiary and is seeking a candidate to co-venture or otherwise spin-off or sell its entertainment assets so it can focus on its optical industry properties. In connection with the Company's new singular focus, we changed our name to Invicta Corporation, effective June 30, 2000.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 1999.

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

Loss per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for reverse stock split of 1 share for each 50 shares held on August 1, 1998 and the stock dividend in July, 1999 of 917,482 shares for both periods presented.

NOTE C.   RELATED PARTY TRANSACTIONS

During 1999, the Company leased its administration offices from the Company's president for $500 on a monthly basis, of which $3,000 was included in expense for the six months ended June 30, 1999.

During 2000, the Company paid legal fees through the issuance of common stock to its prior president and different attorneys, whom were already shareholders, valued at $215,063 for the six months ended June 30, 2000.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE D.   INVESTMENTS IN UNCONSOLIDATED ENTITIES AT COST

At March 3, 2000, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost. These companies are privately held and although both contemplate completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.

Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public financial information is available at this time. Management believes its interest, as convertible to common shares, in each company, will exceed the carrying value when these company's become publicly traded.

NOTE E.   PURCHASE OF SUBSIDIARIES

EYE AMERICA, INC.

On January 31, 2000, the Company issued 2,000,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of Eye America, Inc. (formerly Chemko), a Florida corporation. The transaction is an acquisition accounted for as a purchase of Eye America, Inc. pursuant to APB 16. The excess (approximately $5,954,252) of the total acquisition cost over the recorded value of assets acquired was allocated to patents and will be amortized over sixteen years effective January 31, 2000. Pursuant to the agreement of merger, Eye America, Inc. has become a wholly owned subsidiary.

TRUE-LITE, INC.

Effective May 1, 2000, the Company issued 200,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of True-Lite, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of True-Lite, Inc. pursuant to APB 16. The excess (approximately $615,807) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and will be amortized over seven years effective May 1, 2000. Pursuant to the agreement of merger, True-Lite, Inc. has become a wholly owned subsidiary.

ACTION SERVICES, INC.

Effective June 1, 2000, the Company issued 100,000 shares of its common stock in exchange for all of the issued and outstanding shares of Action Service, inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of Action Services, Inc. pursuant to APB 16. The excess (approximately $307,725) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and will be amortized over seven years effective June 1, 2000. Pursuant to the agreement of merger, Action Services, Inc. has become a wholly owned subsidiary.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE E.   PURCHASE OF SUBSIDIARIES - (CONTINUED)

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-Lite, Inc., effective May 1, 2000 and Action Services, Inc., effective June 1, 2000. Inter-company transactions and balances have been eliminated in consolidation. The following pro-forma statement of operations illustrates operating results had the acquisitions been in effect on January 1, 2000.

                        Pro-forma Consolidated Condensed
                             Statement of Operations
                     for the Six Months Ended June 30, 2000
                                   (Unaudited)

Proforma revenue - eyewear components                                   $   825,317
                                                                          ---------

Direct operating expenses                                                   421,560
Other expenses                                                            2,054,781
                                                                          ---------

Proforma net loss                                                       $(1,651,024)
                                                                          =========

                               INVICTA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

CHANGE OF NAME TO INVICTA CORPORATION

On June 13, 2000, the Company announced that it had received shareholder approval to change the name of the corporation to Invicta Corporation effective at the close of business on June 30, 2000, with a new trading symbol "IVIA" assigned to the Company's common stock.

GENERAL INTRODUCTION

Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan and acquisition program on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through its subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, including the patented SOLERA-TM- line of photochromic fashion lenses which are scheduled for roll-out during the third quarter of 2000.

Management believes that its recent and pending acquisitions within this industry have provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA-TM-line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry. In addition, its pending acquisition of Biz Auctions, Inc. will provide the Company with two popular optical industry business-to-business websites, OpticalAuctions.com and OpticalMall.com. As a result of the continuing operations of its recently acquired subsidiaries, the operations of pending acquisitions which will be closed during the third quarter of 2000, and the commencement of production and marketing of the Company's SOLERA-TM- line, management expects a significant increase in revenues and results from operations during the third quarter of 2000 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

The Company reported no revenue in 1998 and 1999, and recorded its initial revenue in the Eye America subsidiary during the March, 2000 quarter. During the Quarter ended June, 2000, the Company also recorded revenue from its acquisitions of True-Lite, Inc. and Action Services, Inc.

The Company reported a net loss of $1,076,324 during the quarter ended June 30, 2000 and $1,552,697 for the six months ended June 30, 2000 vs. $14,500 and $19,000 for the prior periods, respectively. This represents a loss per share of $(.1972) for the quarter and $(.3203) for the six months in 2000 vs. $(.0888) and $(.0119) in 1999, respectively.

Total expenses for the six months increased from $19,000 in 1999 to $1,653,681 in 2000 as the Company completed additional acquisitions and commenced operations.

EYE AMERICA, INC. SUBSIDIARY

On January 30, 2000, the Company completed its acquisition of Chemko Optical Supplies, Inc., a Hudson, FL based optical technology company, through an exchange of shares of Common Stock. This subsidiary, which has been renamed Eye America, Inc., recently developed and was awarded the first (and only) process patent that allows the conversion of popular plastic CR-39 lenses into photochromic sunglass lenses, which will be offered in a variety of fashion colors under the SOLERA-TM- brand-name. The lenses will be available in both non- prescription (plano) and prescription form, and will also be available as a polarized lens.

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

About 15.5% of all lenses processed in the United States, or $1.3 billion at retail in 1998, are photochromic lenses, with a compound growth rate of 12% per year (by pairs sold). The Eye America photochromic patent substantially expands the market for photochromic lenses to the most popular plastic lenses and a full spectrum of fashion colors. The founder of the Company, George Kohan, has been an optical industry pioneer for 40 years, and created the first one-hour eye wear company which was later sold to Pearle Vision in 1970. Mr. Kohan has joined the Company as Vice President for Research and Development.

ACTION SERVICES, INC. SUBSIDIARY

In May, 2000, the Company completed its acquisition of Action Services, Inc., a Tennessee based optical products manufacturer and distributor with operations in Knoxville, TN and Miami, FL. The Company has merged Action Services' operations with the Chemko Optical Supplies Division of its Eye America, Inc. subsidiary to create ASI, which management believes will be one of the largest chemical and technology suppliers to Opticians, Ophthalmologists, Optometrists and optical laboratories worldwide.

By combining the operations of two long-established former competitors, management believes that the new ASI will emerge as a leader in what has to date been a highly-fragmented industry, while allowing the Company to continue to be a pioneer in developing, manufacturing and distributing innovative, high-quality and high-value products to the optical industry. Additional gains in revenue and profitability are expected from joining ASI's experienced marketing experience with Chemko's patented products and new products under development, and from the economies which are expected to result from combined management, sales forces, advertising campaigns and a state-of-the-art Internet business-to-business presence.

TRUE-LITE, INC. SUBSIDIARY

On May 2, 2000, the Company announced that it had acquired True-Lite, Inc., an optical supplies manufacturer and laboratory headquartered in Boca Raton, FL. The Boca Raton facility is presently being expanded to serve as the primary manufacturing, warehouse and distribution facility for the Company's Solera[TM] product line, and will utilize a custom-designed, automated computer-aided manufacturing process. Mr. Al de Rojas, the CEO of True-Lite, Inc. and a well-known innovator of lens and resin technology with over thirty years of experience in the ophthalmic industry, has been named vice president of Manufacturing for Eyeamerica.

In addition to the Boca Raton, FL Manufacturing facility acquired from True-Lite, inc., The Company has also agreed to acquire a long-term leasehold at the Fort Lauderdale, FL Executive Airport which is zoned for multi-use, light-industrial business activities. Future expansion at this site could include a warehouse/distribution facility as well as expansion of manufacturing operations.

SPIN-OFF OF SUNRISE ENTERTAINMENT, INC. SUBSIDIARY

As a result of Management's decision to re-focus the Company's business operations on the optical technology industry, the Company announced on January 18, 2000 that it had received shareholder approval to distribute its 40% interest in its Sunrise Entertainment, Inc. Subsidiary to Invicta Corporation shareholders, through a taxable distribution. The fixing of the Shareholder Record Date for this distribution will be set upon the filing of the appropriate registration documents.

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

SUBSEQUENT EVENTS AND ACQUISITIONS

FB OPTICAL MFG., INC.

On June 13, 2000, the company announced that it had agreed to acquire FB Optical Mfg., Inc., a St. Stephen, MN-based optical equipment manufacturer, through an exchange of shares. Established in 1981, FB Optical manufactures and has installed hundreds of optical laboratories in the United States, and sells a proprietary optical surfacing system for glass, plastic and polycarbonate lenses throughout the world. Major U.S. customers include the optical laboratories of the Eyecare Centers of America and Sears retail chains. Mr. Keith West, President of FB Optical, has over 44 years of expertise in optical equipment manufacturing. a past President of the Optical Laboratories Association and of Benson Optical Company, Mr. West will be joining the Board of Directors of Invicta's Eye America, Inc. subsidiary.

BIZ AUCTIONS, INC.

The Company announced on July 14, 2000 that its Eye America, Inc. subsidiary had agreed to acquire Biz Auctions, Inc., a pioneer in the business-to-business interactive e-auction format whose websites specialize in the ophthalmic industry. The acquisition includes two popular optical industry websites, OpticalAuctions.com and OpticalMall.com.

Management believes that this acquisition will provide Eye America with proprietary web sites and an established e-commerce component, will greatly enhance the on-line e-commerce capabilities which the Company has already established with its Eye-America.com web site, and will allow the Company to market and distribute optical equipment, chemicals, services and products through a world-wide industry network.

OpticalAuctions.com is a leading optical industry business-to-business Internet auction site, with an exclusive format which allows sellers an alternative distribution channel for targeted buyers for an ever-changing mix of new products, odd lots, closeouts and refurbished goods and equipment. OpticalMall.com provides the worldwide optical industry with the largest, one-click information resource, including a data base of optical companies and web site addresses, new product information, an optical shopping cart, and a direct link to OpticalAuctions.com.

OTHER INVESTMENTS

OMNICAST CORP.

On August 2, 2000, the Company entered into an agreement to sell the assets of its Omnicast Corp. subsidiary, which are not synergistic to the Company's focus on optical technology, to HardDrive Records.com, Inc. These assets include fanclubmusic.com, an Internet entertainment content producer and web site which is developing a full-time, video-based transactional network via on-line services, and its $600,000 investment for production costs of the "Itchykoo `99" Classic Rock music festival and over forty hours of high-definition television
(HDTV) video and music recordings. The Omnicast Corp. subsidiary has not had any revenues to date.

WHYWAIT.COM (FORMERLY DOCUNET, INC.)

On August 17, 1999, the Company exchanged 10,000 shares of its common stock for 80,000 shares of common stock of WhyWait.com, formerly Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock. WhyWait.com is a privately-held Internet-based e-commerce company that has a patented technology and proprietary "Super ATM" machine that will be capable of issuing airline tickets, event tickets, and prepaid phone cards as well as cash. The Company's initial focus is on the U.S. travel industry, where its Personal Travel Agent
(PTA) system search engine software allows end users to reduce transaction time and to self-process travel reservations and itineraries over the Internet while providing them with instantaneous access to a database of pricing, scheduling and seat availability information.

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

CURRENT PLAN OF OPERATIONS

Management anticipates that the third and fourth quarters of 2000 will show the first material sales volume growth since the reorganization primarily due to sales from the Eye America, Inc. subsidiary, which will begin shipping its patented SOLERA-TM- line of photochromic lenses in September, 2000. Additional revenue growth will also be provided by the operations of the Company's ASI subsidiary, as well as the acquisitions of FB Optical and Biz Auctions, Inc.

As a result of these continuing operations of its recently acquired subsidiaries, the operations of the pending acquisitions which will be closed during the third quarter of 2000, and the commencement of production and marketing of the Company's SOLERA-TM- line, management expects a significant increase in revenues and results from operations during the third quarter of 2000 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

It is also anticipated that either WhyWait.com or Linuxlabs, Inc., or both, will complete their initial IPO in 2000, and the Company is presently seeking a purchaser for these assets in an effort to maximize the value of the Company's investments.

EFFECT OF INFLATION ON OPERATION

Management believes inflation had no material effect on operations during 1999 and 2000.

SEASONALITY

Management believes seasonality had no material effect on operations during 1999 nor should it have a material effect on 2000.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2000 the Company had a $500,000 Bridge financing which is expected converted to equity during, 2000. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings, cash generated from acquired operations and borrowings from possible new credit facilities. The Company's independent auditor's report on the December 31, 1999 financial statements includes a going concern qualification based on the Company's lack of capital and losses since the reorganization.

At June 30, 2000 the Company had working capital of $205,477. During the quarter ended June 30, 2000, the Company raised over $2,000,000 through the issuance of common stock of its Eye America subsidiary for approximately a 7% minority interest. Based upon the current business operations and financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future as it believes it can raise equity capital through the issuance of common stock, which it expects to raise between $3,000,000 and $7,500,000 during the third and fourth quarters of 2000 from accredited investors in transactions that are intended to be exempt from registration, until such time it obtains profitable operations.

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

RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

THE COMPANY IS A DEVELOPMENT STAGE COMPANY

The Company remains in the development stage, as it has not yet commenced full commercial operations. Since inception, the Company has been engaged principally in the development of its patents. Therefore, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the competitive lenswear industry, as well as those risks encountered in the shift development to commercialization of new technology and products or services based upon such technology.

THE COMPANY'S BUSINESS WOULD BE SERIOUSLY IMPAIRED IF ITS RIGHTS IN THE EYEAMERICA TECHNOLOGY ARE COMPROMISED IN ANY WAY

The Company believes its patents are strong and comprehensive. However, it is always possible that challenges to the science or to the processes covered within its patents may be filed by competitors, and that it may be required to expend considerable resources in defending its rights. Where patent protection is possible, it is often expensive and time-consuming to obtain. Even if patents are obtained, there can be no assurance that unauthorized persons or entities will not utilize some or all of the Company's technology without compensation to the Company. In addition, third parties may allege that there has been an infringement on their patents or patent rights. Such allegations could result in protracted settlement negotiations or expensive litigation, either of which could adversely affect the Company. Furthermore, future challenges to the Company's ownership of the patents may be filed by competitors or others who allege a prior interest.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of June 30, 2000 the Company had only limited sales of its photochromic and chemistry products. The Company is only now beginning to market its photochromic products to the industry. In the course of the Company's pre- commercial development activities, it has not achieved profitability. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

THE PHOTOCHROMIC LENS MARKET IS COMPETITIVE AND THE COMPANY'S BUSINESS MAY NOT DEVELOP.

The Company faces entrenched competition from well-funded and highly regarded competitors such as Transitions and Corning. The competitive response of these (and other similar companies) to the introduction of the Company's products cannot be predicted.

IF THE COMPANY DOES NOT ACHIEVE BRAND RECOGNITION NECESSARY TO SUCCEED IN THE MARKET, ITS BUSINESS WILL SUFFER

The Company must quickly build its brands to gain market acceptance for its products and services. The Company must make substantial expenditures on product development, strategic relationships and marketing initiatives in an effort to establish its brand awareness. The Company cannot be certain that it will have sufficient resources to build its brand and recognize commercial acceptance of its products and services. If the Company fails to gain market acceptance for its photochromic products, business will suffer dramatically.

IF THE COMPANY CANNOT EFFECTIVELY MANAGE ITS GROWTH, THE ABILITY TO PROVIDE SERVICES WILL SUFFER

The Company's reputation and ability to attract, retain and serve customers depends upon the reliable performance of products and processes. The Company anticipates that it will expand its operations significantly in the near future, and further expansion will be required to address the anticipated growth in its customer base and market opportunities. To manage the expected growth of operations and personnel, the Company will need to improve existing systems and implement new systems, procedures and controls. In addition, the Company will need to expand, train and manage an increasing employee base. It will also need to expand finance, administrative and operations staff. The Company may not be able to effectively manage this growth. Planned personnel, systems, procedures and controls may be inadequate to support the Company's future operations. If the Company is unable to manage growth effectively or experience disruptions during expansion, the business will suffer and its financial condition and results of operations will be seriously affected.

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

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF TECHNOLOGY DEVELOPMENT STAGE COMPANIES.

Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market price of securities of technology companies, particularly
Internet-related companies, have been highly volatile.

The market price for Invicta's stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

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

We have a limited operating history upon which you can evaluate our performance. Before investing in our common stock, you should consider the risks and difficulties we may encounter as an early-stage company in the new and rapidly evolving market. These risks include our ability to:

         -        implement our business model;

         -        anticipate and adapt to rapid changes in our markets;

         -        attract new customers and maintain customer satisfaction;

         - introduce new and enhanced websites, services, products and alliances;

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

                                        INVICTA CORPORATION

        August 18, 2000                   by: /s/ JOSEPH DEGISE
                                              -----------------

                                               Joseph DeGise
                                               Chairman

        August 18, 2000                   by: /s/ LESLIE BOCSKOR
                                              ------------------

                                               Leslie Bocskor
                                               President, Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        August 18, 2000                   by: /s/ Joseph Degise
                                              -----------------

                                                 Joseph DeGise, Director

        August 18, 2000                   by: /s/ Leslie Bocskor
                                              ------------------

                                               Leslie Bocskor, President and
                                                Director

        August 18, 2000                   by: /s/ Kenneth Brown
                                              -----------------

                                            Kenneth Brown, Secretary and
                                              Director

        August 18, 2000                   by: /s/ Charles Phillips
                                              --------------------

                                            Charles Phillips, Director