Form 10QSB
period 2000-09-30
INVICTA CORP
filed 2000-11-22
CIK 847467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2000          Commission File No.33-27652-NY


                               INVICTA CORPORATION
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        22-2946374
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                          Identification Number)

1121 HOLLAND DRIVE, BOCA RATON, FL                                33496
---------------------------------------------             ------------------
  (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (561)   995    -   9980
                           -----------------------


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

         Yes: / /                           No: /X/

Transitional Small Business Disclosure Format:

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of November 14, 2000 is of one class of $.01 par value common stock was 6,073,965.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)


                                      INDEX


                                                                            PAGE
PART I            FINANCIAL INFORMATION

        Consolidated Balance Sheet - September 30, 2000                        1

        Consolidated Statements of Operations - Three Months
        Ended September 30, 1999 and 2000                                      2

        Consolidated Statements of Operations - Nine Months
        Ended September 30, 1999 and 2000                                      3

        Consolidated Statement of Cash Flows - Nine Months
        Ended September 30, 1999 and 2000                                      4

        Notes to the Consolidated Financial Statements                         5

        Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                                9

PART II           OTHER INFORMATION

        Item 1.           Legal Proceedings                                   20

        Item 2.           Changes in Securities                               20

        Item 3.           Defaults Upon Senior Securities                     20

        Item 4.           Submission of Matters to a Vote of
                             Security Holders                                 20

        Item 5.           Other Information                                   20

        Item 6.           Exhibits and Reports on Form 8-K                    20

Signature Page                                                                21

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

ASSETS

Current assets
  Cash                                                       $    382,611
  Accounts receivable, net of allowance of $0                     184,821
  Inventory                                                       222,571
  Prepaid expenses and other current assets                       292,290
                                                             ------------

      Total current assets                                      1,082,293

Fixed assets, net of accumulated depreciation of $36,663          704,607
                                                             ------------
Patents and other intangibles, net of accumulated
  amortization of $312,919                                      7,186,336
                                                             ------------

OTHER ASSETS
Investment in WHYWAIT.com, Inc. common stock,
  80,000 shares at cost, held for investment                      107,500
Investment in Linuxlabs, Inc. 6% convertible
  preferred stock, at cost, held for investment                   300,000
Investment in unconsolidated subsidiary,
  Sunrise Television, Inc., equity method                       1,722,366
Entertainment assets, production rights and inventory             646,795
Deposits and other assets                                          30,729
                                                             ------------
      Total other assets                                        2,807,390
                                                             ------------
      TOTAL ASSETS                                             11,780,626
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                           587,900
  Short-term bank debt                                             88,910
  Other current liabilities                                        29,998
  Acquisition note payable                                        150,000
                                                             ------------

      Total current liabilities                                   856,808

Short term note, expected to convert to equity                    500,000
                                                             ------------
Minority interest                                                 439,863
                                                             ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000
    shares authorized; 6,073,965 issued
    and outstanding at September 30, 2000                          60,740
  Additional Paid-In Capital                                   13,774,896
  Preferred Stock                                                 300,000
  Retained Deficit Subsequent to Reorganization (1-1-98)       (4,151,681)
                                                             ------------

      Total Stockholders' Equity                                9,983,955
                                                             ------------
      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $ 11,780,626
                                                             ============

See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                               From
                                                                            January 1,
                                                                               1998
                                                                             (Date of
                                                     For the              Reorganization)
                                                Three Months Ended              to
                                                  September 30,            September 30,
                                               1999           2000              2000
                                          -----------      -----------      -----------
Revenue - Eyewear components              $        --      $   399,183      $   510,398
                                          -----------      -----------      -----------

Direct operating expenses, including
  research and development expenses
  of $6,300 from inception and during
  the quarter ended June 30, 2000                  --          181,484          255,428
Selling, general and administrative
  expenses                                    105,739        1,142,426        2,680,202
Depreciation and amortization                     100          163,167          349,582
Non-cash charges for stock-based
  compensation                                     --               --        1,351,575
                                          -----------      -----------      -----------

      Total expenses                          105,839        1,487,077        4,636,787
                                          -----------      -----------      -----------

Loss from operations                         (105,839)      (1,087,894)      (4,126,389)

Other income (expenses)
Interest expense                                   --               --           (7,659)
(Loss) income from unconsolidated
  subsidiary                                       --          (15,061)         (17,633)
                                          -----------      -----------      -----------

Loss before income taxes                     (105,839)      (1,102,955)      (4,151,681)

Income taxes                                       --               --               --
                                          -----------      -----------      -----------

      Net Loss                            $  (105,839)     $(1,102,955)     $(4,151,681)
                                          ===========      ===========      ===========



Loss per share                            $      (.05)     $      (.19)
                                          ===========      ===========

Average shares outstanding                  1,949,080        5,834,541
                                          ===========      ===========










See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                              From
                                                                            January 1,
                                                                              1998
                                                                            (Date of
                                                    For the               Reorganization)
                                               Nine Months Ended                to
                                                 September 30,             September 30,
                                             1999             2000            2000
                                          -----------      -----------      -----------

Revenue - Eyewear components              $        --      $   510,398      $   510,398
                                          -----------      -----------      -----------

Direct operating expenses, including
  research and development expenses
  of $6,300 from inception and during
  the quarter ended June 30, 2000                  --          255,428          255,428
Selling, general and administrative
  expenses                                    124,739        2,481,053        2,680,202
Depreciation and amortization                     100          349,277          349,582
Non-cash charges for stock-based
  compensation                                     --           55,000        1,351,575
                                          -----------      -----------      -----------

      Total expenses                          124,839        3,140,758        4,636,787
                                          -----------      -----------      -----------

Loss from operations                         (124,839)      (2,630,360)      (4,126,389)

Other income (expenses)
Interest expense                                   --           (7,659)          (7,659)
(Loss) income from unconsolidated
  subsidiary                                       --          (17,633)         (17,633)
                                          -----------      -----------      -----------

Loss before income taxes                     (124,839)      (2,655,652)      (4,151,681)

Income taxes                                       --               --               --
                                          -----------      -----------      -----------

      Net Loss                            $  (124,839)     $(2,655,652)     $(4,151,681)
                                          ===========      ===========      ===========




Loss per share                            $      (.08)     $      (.51)
                                          ===========      ===========

Average shares outstanding                  1,638,786        5,173,359
                                          ===========      ===========








See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   From
                                                                                January 1,
                                                                                   1998
                                                                                 (Date of
                                                        For the                Reorganization)
                                                   Nine Months Ended                 to
                                                      September 30,             September 30,
                                                  1999             2000              2000
                                               -----------      -----------      -----------

Operating Activities
Cash Flows From Operating Activities:

  Net income (loss)                            $  (124,839)     $(2,655,652)     $(4,151,681)
  Adjustments for non-cash items
    Issuance of common stock for services           40,000          270,063        1,566,638
    Depreciation and amortization                      100          349,277          349,582
  Changes in assets and liabilities
    Increase in accounts payable and
      accrued expenses                              23,195          117,090          174,583
    (Increase) in inventory and other
      assets                                       (41,795)         (53,953)         (95,748)
    (Increase) in prepaid expenses                      --         (292,290)        (292,290)
                                               -----------      -----------      -----------
      Net cash (used in) operations               (103,340)      (2,265,465)      (2,448,916)
                                               -----------      -----------      -----------

Cash Flows (Used In) Investing Activities:
  Shared production rights and syndication
    costs                                           (3,046)              --         (605,000)
  Purchases of fixed assets                       (535,790)        (665,687)        (668,733)
                                               -----------      -----------      -----------

      Net cash (used in) investing
        activities                                (538,836)        (665,687)      (1,273,733)
                                               -----------      -----------      -----------

 Cash Flows From Financing Activities:
  Proceeds from the issue of common stock,
    including consolidated subsidiaries            508,000        3,313,613        4,104,613
                                               -----------      -----------      -----------

     Net cash from financing activities            508,000        3,313,613        4,104,613
                                               -----------      -----------      -----------

Net increase (decrease) in cash                   (134,177)         382,461          381,964

Cash, beginning of period                          135,500              150              647
                                               -----------      -----------      -----------

Cash, end of period                            $     1,232      $   382,611      $   382,611
                                               ===========      ===========      ===========








See notes to the consolidated financial statements.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE A.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

NATURE OF OPERATIONS - Invicta Corporation (the "Company") is a holding company which primarily operates subsidiaries in the optical industry which offer unique processes and applications which are proprietary and/or patented in nature. Previously, the Company held various subsidiaries which were designed to capitalize on the emergence of the internet, including its subsidiaries, Omnicast Corporation and Sunrise Entertainment. The Company has agreed to spin-off its Sunrise subsidiary and is seeking a candidate to co-venture or otherwise spin-off or sell its entertainment assets so it can focus on its optical industry properties. In connection with the Company's new singular focus, we changed our name to Invicta Corporation, effective June 30, 2000.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 1999.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current presentation.

EARNINGS PER SHARE - The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

Loss per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for reverse stock split of 1 share for each 50 shares held on August 1, 1998 and the stock dividend in July, 1999 of 917,482 shares for both periods presented.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

REVENUE RECOGNITION - As required, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin "(SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its products in accordance with SAB No. 101.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which amends the accounting and reporting standards of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, for certain derivative instruments and hedging activities. SFAS No. 133, was previously amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

In March 2000, the FASB issued Interpretation (FIN) No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25" "FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications of the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions of the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

NOTE B.           RELATED PARTY TRANSACTIONS

During 1999, the Company leased its administration offices from the Company's president for $500 on a monthly basis, of which $3,000 was included in expense for the nine months ended September 30, 1999.

During 2000, the Company paid legal fees through the issuance of common stock to its prior president and different attorneys, whom were already shareholders, valued at $215,063 for the nine months ended September 30, 2000.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE C.           INVESTMENTS IN UNCONSOLIDATED ENTITIES

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

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 870,000 shares of the Company's common stock and other consideration valued at $1,740,000. The Company accounts for this investment under the equity method. Included in the Statement of Operations for the nine months ended September 30,2000 is $17,634 of the Company's share of the loss from this unconsolidated subsidiary.

NOTE D.           PURCHASE OF SUBSIDIARIES

EYE AMERICA, INC.
On January 31, 2000, the Company issued 1,925,000 shares of its common stock and other cash consideration, as amended, in exchange for all of the issued and outstanding shares of Eye America, Inc., (formerly Chemko), a Florida corporation. The transaction is an acquisition accounted for as a purchase of Eye America, Inc. pursuant to APB 16. The excess (approximately $6,087,766) of the total acquisition cost over the recorded value of assets acquired was allocated to patents and will be amortized over sixteen years effective January 31, 2000. Pursuant to the agreement of merger, Eye America, Inc. had become a wholly owned subsidiary. During the quarters ended June 30, 2000 and September 30, 2000, the Company's Eye America subsidiary issued shares to private investors for proceeds of approximately $3,000,000 creating a minority interest and subsequent to September 30, 2000, the Company agreed to issue 500,833 shares of Invicta stock to these shareholders eliminating the minority interest in this subsidiary.

TRUE-LITE, INC.
Effective May 1, 2000, the Company issued 200,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of True-Lite, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of True-Lite, Inc. pursuant to APB 16. The excess (approximately $615,807 of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and will be amortized over seven years effective May 1, 2000. Pursuant to the agreement of merger, True-Lite, Inc. has become a wholly owned subsidiary.

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

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE D.           PURCHASE OF SUBSIDIARIES - (CONTINUED)

BIZ AUCTIONS, INC.
Effective July 31, 2000, the Company issued 100,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of Biz Auctions, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of Biz Auctions, Inc. pursuant to APB
16. The excess (approximately $487,846) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and will be amortized over seven years effective August 1, 2000. Pursuant to the agreement of merger, Biz Auctions, Inc. has become a wholly owned subsidiary.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-Lite, Inc., effective May 1, 2000, Action Services, Inc., effective June 1, 2000, and Biz Auctions, Inc., effective July 31, 2000. Inter-company transactions and balances have been eliminated in consolidation. The following pro-forma statement of operations illustrates operating results had the acquisitions been in effect on January 1, 2000.

                        Pro-forma Consolidated Condensed
                             Statement of Operations
                  for the Nine Months Ended September 30, 2000
                                   (Unaudited)

Proforma revenue - eyewear components          $ 1,354,501
                                               -----------
Direct operating expenses                          636,317
Other expenses                                   3,396,436
                                               -----------

Proforma net loss                              $(2,678,252)
                                               ===========


NOTE E.           INCOME TAXES

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

Utilization of net operating losses generated through September 30, 2000 may be limited due to changes in ownership that have occurred.

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

ADMISSION TO TRADING ON BOSTON STOCK EXCHANGE

On October 27, 2000, the Company announced that its Common Stock had been accepted for trading on the Boston Stock Exchange, a member of the National Market System which provides marginability and additional liquidity for its listed securities. On the Boston Stock Exchange the Company's Common Stock trades under the symbol "IVI".

GENERAL INTRODUCTION

Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan and acquisition program on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through its subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, including the patented SOLERA(TM) line of photochromic fashion lenses which are scheduled for roll-out during the third quarter of 2000.

Management believes that its recent and pending acquisitions within this industry have provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA(TM) line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry. In addition, its pending acquisition of Biz Auctions, Inc. will provide the Company with two popular optical industry business-to-business websites, OpticalAuctions.com and OpticalMall.com. As a result of the continuing operations of its recently acquired subsidiaries, the operations of pending acquisitions which will be closed during the third quarter of 2000, and the commencement of production and marketing of the Company's SOLERA(TM) line, management expects a significant increase in revenues and results from operations during the third quarter of 2000 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

The Company reported no revenue in 1998 and 1999, and recorded its initial revenue in the Eye America subsidiary during the March, 2000 quarter. During the quarter ended June, 2000, the Company also recorded revenue from its acquisitions of True-Lite, Inc. and Action Services, Inc. and during the quarter ended September 30, 2000, the Company recorded revenue from its acquisition of Biz Auctions, Inc.

The Company reported a net loss of $1,102,955 during the quarter ended September 30, 2000 and $2,655,652 for the nine months ended September 30, 2000 vs. $105,839 and $124,839 for the prior periods, respectively. This represents a loss per share of $(.19) for the quarter and $(.51) for the nine months in 2000 vs. $(.05) and $(.08) in 1999, respectively.

Total expenses for the nine months increased from $124,839 in 1999 to $3,140,758 in 2000 as the Company completed additional acquisitions and commenced operations. Comparisons to the prior year are not meaningful due to the scope of the change in operations in 2000 vs. 1999.

EYE AMERICA, INC. SUBSIDIARY

On January 30, 2000, the Company completed its acquisition of Chemko Optical Supplies, Inc., a Hudson, FL based optical technology company, through an exchange of shares of Common Stock. This subsidiary, which has been renamed Eye America, Inc., recently developed and was awarded the first (and only) process patent that allows the conversion of popular plastic CR-39 lenses into photochromic sunglass lenses, which will be offered in a variety of fashion colors under the SOLERA(TM) brand-name. The lenses will be available in both non- prescription (plano) and prescription form, and will also be available as a polarized lens.

The CR-39 plastic lenses, renowned for their durability and optical precision, represent 57% of all lenses sold in the United States with about $4.6 billion in retail sales in 1998. The patented SOLERA(TM) photochromic tinting process permits lenses to change shade and darken as brightness levels increase, and provide comfort from glare. Until the application of the Company's patented process chemistry to the more widely available CR-39 lens, photochromic tinting was restricted to inferior polycarbonate and glass lenses, and color choices solely in gray or brown.

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

TRUE-LITE, INC. SUBSIDIARY

On May 2, 2000, the Company announced that it had acquired True-Lite, Inc., an optical supplies manufacturer and laboratory headquartered in Boca Raton, FL. The Boca Raton facility is presently being expanded to serve as the primary manufacturing, warehouse and distribution facility for the Company's SOLERA(TM) product line, and will utilize a custom-designed, automated computer-aided manufacturing process. Mr. Al de Rojas, the CEO of True-Lite, Inc. and a well-known innovator of lens and resin technology with over thirty years of experience in the ophthalmic industry, has been named Vice President of Manufacturing for EyeAmerica.

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

SUBSEQUENT EVENTS AND ACQUISITIONS

FB OPTICAL MFG., INC.

On June 13, 2000, the Company announced that it had agreed to acquire FB Optical Mfg., Inc., a St. Stephen, MN-based optical equipment manufacturer, through an exchange of shares. Established in 1981, FB Optical manufactures and has installed hundreds of optical laboratories in the United States, and sells a proprietary optical surfacing system for glass, plastic and polycarbonate lenses throughout the world. Major U.S. customers include the optical laboratories of the Eyecare Centers of America and Sears retail chains. Mr. Keith West, President of FB Optical, has over 44 years of expertise in optical equipment manufacturing. A past President of the Optical Laboratories Association and of Benson Optical Company. As of November 15, 2000 the acquisition of FB Optical Mfg. Inc. had not been completed.

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

CURRENT PLAN OF OPERATIONS

Management anticipates that the third and fourth quarters of 2000 will show the first material sales volume growth since the reorganization primarily due to sales from the Eye America, Inc. subsidiary, which will begin shipping its patented SOLERA(TM) line of photochromic lenses in September, 2000. Additional revenue growth will also be provided by the operations of the Company's ASI subsidiary, as well as the acquisitions of FB Optical and Biz Auctions, Inc.

As a result of these continuing operations of its recently acquired subsidiaries, the operations of the pending acquisitions which will be closed during the third quarter of 2000, and the commencement of production and marketing of the Company's SOLERA(TM) line, management expects a significant increase in revenues and results from operations during the third quarter of 2000 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

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

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2000 the Company had a $500,000 Bridge financing which is expected converted to equity during, 2000. The Company expects that it will develop and/or acquire new business operations in the future, and that it will finance its capital requirements in the future through equity offerings, cash generated from acquired operations and borrowings from possible new credit facilities. The Company's independent auditor's report on the December 31, 1999 financial statements includes a going concern qualification based on the Company's lack of capital and losses since the reorganization.

At September 30, 2000 the Company had working capital of $225,485. During the quarters ended June 30, 2000 and September 30, 2000, the Company raised over $2,000,000 and $900,000, respectively through the issuance of common stock of its Eye America subsidiary for approximately a 32% minority interest the subsidiary. These minority interest shareholders of the subsidiary have agreed to have their interest be converted to 500,833 shares of the Company's common stock during November, 2000, eliminating any minority interest in this subsidiary and in turn the Company. Based upon the current business operations and financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future as it believes it can raise equity capital through the issuance of common stock, which it expects to raise between $2,500,000 and $7,500,000 during the fourth quarter of 2000 and the first quarter of 2001 from accredited investors in transactions that are intended to be exempt from registration, until such time it obtains profitable operations. There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating requirements.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of September 30, 2000 the Company had only limited sales of its photochromic and chemistry products. The Company is only now beginning to market its photochromic products to the industry. In the course of the Company's pre-commercial development activities, it has not achieved profitability. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

THE PHOTOCHROMIC LENS MARKET IS COMPETITIVE AND THE COMPANY'S BUSINESS MAY NOT DEVELOP

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

         NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         On November 14, 2000, Alan Yuster became the Company's
         President and a member of the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         NONE

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVICTA CORPORATION


        November 20, 2000                   by: /s/ Alan Yuster
                                                ------------------
                                                Alan Yuster
                                                President



        November 20, 2000                 by: /s/ Joseph Degise
                                              -----------------
                                               Joseph DeGise
                                               Acting Principle Accounting
                                                 Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        November 20, 2000                   by: /s/ Joseph Degise
                                                -----------------
                                                Joseph DeGise, Director


        November 20, 2000                   by: /s/ Alan Yuster
                                                ------------------
                                                Alan Yuster, President and
                                                Director


        November 20, 2000                   by: /s/ Kenneth Brown
                                                -----------------
                                                Kenneth Brown, Secretary and
                                                Director


        November 20, 2000                   by: /s/ William Reilly
                                                --------------------
                                                William Reilly, Director