Form 10KSB
period 2000-12-31
INVICTA CORP
filed 2001-04-24
CIK 847467

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 2000.     Commission File No. 33-27652-NY


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



                    1121 Holland Drive, Boca Raton, FL 33496
                    ----------------------------------------
                    (Address of Principal Executive Offices)




Registrant's telephone number, including area code:  (561)  995-9980
                                                     ---------------

Securities registered pursuant to Section 12 (b) of the Act:  Common Stock
                                                             (.001 Par Value)
                                                             ----------------

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

       Yes:   X               No:
             ---                   ---


The number of shares outstanding of the registrant's classes of common stock as of March 15, 2001 is 7,634,465 shares of $.001 par value common stock and no shares of $10.00 par value convertible preferred stock. The Aggregate Market Value of the voting common stock held by non-affiliates based upon a price of $4.00 on March 15, 2001 is $14,476,656.

DOCUMENTS INCORPORATED BY REFERENCE

Current Report on Form 8-K dated April 4, 2000
Current Report on Form 8-K dated February 2, 2001

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

                               Invicta Corporation
                      (formerly BusinessNet Holdings Corp.)

                                  FORM 10-KSB,
                       Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS


PART I

Item 1- BUSINESS...............................................................4
Item 2- PROPERTIES.............................................................9
Item 3- LEGAL PROCEEDINGS......................................................9
Item 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................9

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS..............................................................10
Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS AND PLAN OF OPERATIONS...................................11
Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA...........................15
Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................16

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................16
Item 10- EXECUTIVE COMPENSATION...............................................17
Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......18
Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................18

PART IV

Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K..........................19

Signatures....................................................................20

                                     PART I

ITEM 1 - BUSINESS

CORPORATE INFORMATION

     Invicta Corporation (the "Company"), formerly BusinessNet Holdings Corp. and BusinessNet International, Inc., was incorporated under the laws of the State of Delaware on January 10, 1989.

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

In November, 2000, the Company named Alan Yuster as President of the Company and a member of the Board of Directors. Mr. Yuster was most recently based in Munich, Germany as Director of International Sales for Rodenstock Germany, a major multi-national optical industry manufacturer, following eight years as National Sales Manager for Younger Optical Manufacturing. He brings to the Company over twenty-five years of experience in optical manufacturing, management and processing.

On October 27, 2000, the Company announced that its Common Stock had been accepted for trading on the Boston Stock Exchange, a member of the National Market System which provides marginability and additional liquidity for its listed securities. On the Boston Stock Exchange the Company's Common Stock trades under the symbol "IVI".

The Registrant maintains executive and administrative offices at 1121 Holland Drive, Boca Raton, FL 33487. The telephone number is (561) 995-9980, and fax number is (561) 995-9981. Corporate Internet website is located at
www.invictacorp.com. E-mail correspondence may be sent to InvestorRelations@invictacorp.com.

GENERAL INTRODUCTION AND BUSINESS STRATEGY

Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan and acquisition program on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through its subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, including the patented SOLERA-TM- line of photochromic fashion lenses which are scheduled for their national roll out during the first quarter of 2001.

Management believes that its recent and pending acquisitions within this industry have provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA-TM- line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry. In addition, its acquisition of Biz Auctions, Inc. has provided the Company with two popular optical industry business-to- business websites, OpticalAuctions.com and OpticalMall.com. Our most exciting product line- the patented Solera(TM) lenses- has recently introduced to the world a unique and innovative consumer lens products. These fashion photochromic lenses, manufactured with our patented Solera process, allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function, and include yellow, orange, rose, violet, blue, teal, brown and gray. The lenses change very quickly from the fashion color density indoors to sunglass density color outdoors. They maintain their true color throughout the photochromic process, and also feature ultraviolet and scratch protection. The lenses are presently available in both non-prescription (plano) and prescription form.

As a result of the continuing operations of its recently acquired subsidiaries and the commencement of full-scale production and marketing of the Company's SOLERA-TM- line of photochromic lenses, management expects a significant increase in revenues and positive earnings from operations during the second half of 2001 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

MANUFACTURING

The Company's present pilot manufacturing facilities and prototype equipment are currently being replaced by a new $2.5 million manufacturing facility that is four times our current size and one hundred times our current capacity, and features state-of-the-art manufacturing and robotic technology. By the second half of this year we expect that we will hit optimal running rates in the new facility.

This new capacity combined with the patented Solera(TM) process will produce photochromic lenses with cost of manufacturing in the low single digit dollars per pair and we will earn average selling prices at the wholesale level of a minimum in the high teens per pair. This puts us in an excellent position as compared to our competition costs and margins. We expect profitability in the second half of the year and a continuing growth rate throughout our capacity expansion. Our margins are high and overheads have been reduced to the bare bones. With one production line and one shift, we will have production capacity well in excess of 100,000 lenses per month, and we expect to be able to sell all of the lenses which we will be able to manufacture for the foreseeable future. As our production capabilities and order flow increases, we will then ramp up production with extra shifts and expand to 2, 3, and then 4 manufacturing lines. These subsequent lines are expected to lend to continued growth in revenues and earnings during the next several years.

COMPETITION

Within the photochromic lens industry, the Company has several strong and well-financed competitors, including Transitions, Corning, and Rodenstock, which have to date dominated the market but which have not been active or successful at updating or expanding their product lines into fashion colors. Due to the Company's proprietary manufacturing process and use of the most advanced robotic manufacturing technology, the Company can efficiently produce a wide variety of fashion color lenses utilizing the highest-quality plastic lens materials.

MARKETING STRATEGY

Management believes that the Solera(TM) branded lenses represent a clear and unique opportunity to capitalize on a new and fast-growing niche in the consumer optical market. Whereas no other photochromic lens manufacturer is effectively associating their product with the premium level of the eyewear market
(especially in designer frames and sunglasses), the focus of Solera(TM) marketing will be to give the high-end, style-conscious consumer the latest in fashion eyewear. Our strategic relationships with major designer eyeglass frame and sunglass manufacturers will provide them with the unique statement that their products are "Solera(TM) Equipped", while at the same time having our "Solera(TM)" brand actively featured in their national trade and consumer advertising.

To achieve our goal of reaching the affluent and influential consumer market, our primary marketing priority is to introduce and reinforce our proprietary "Solera(TM)" brandname. This trademark embodies the style and sophistication of this unique product, and management believes that this trademark will come to represent a recognizable consumer eyewear brand.

Our targeted consumer market will be reached through established industry channels, with an emphasis on providing boutique optical retailers with unique point-of-sales materials and merchandising aids. In addition, we will aggressively pursue cooperative advertising opportunities with national and international sunglass manufacturers to join in their targeted marketed efforts.

SUBSIDIARIES OF THE COMPANY

INVICTA VISION (Formerly EyeAmerica) SUBSIDIARY

On January 30, 2000, the Company completed its acquisition of EyeAmerica, Inc. (formerly Chemko Optical Supplies, Inc.), a Hudson, FL based optical technology company, through an exchange of shares of Common Stock. This subsidiary, which has been renamed Invicta Vision, recently developed and was awarded the first (and only) process patent that allows the conversion of popular plastic CR-39(R) lenses into photochromic sunglass lenses, which are now being offered in a variety of fashion colors under the SOLERA-TM- brand- name. The lenses are presently available in both non- prescription (plano) and prescription form, and will soon also be available in other lens materials

The CR-39(R) plastic lenses, renowned for their durability and optical precision, represent 52% of all lenses sold in the United States with about $1.66 billion in retail sales in 2000. The patented SOLERA-TM- photochromic process permits lenses to change density and darken as brightness levels increase, and provide comfort from glare. Until the application of the Company's patented process chemistry to the more widely available CR-39(R) lens, photochromic tinting was restricted to specialty plastic materials, polycarbonate and glass lenses, and color choices were limited to mostly conservative gray or brown.

About 20% of all lenses processed in the United States, or $600 million at retail in 2000, are photochromic lenses, with a compound growth rate of 12% per year (by pairs sold). The Invicta Vision photochromic patent substantially expands the market for photochromic lenses to the most popular plastic lenses and a full spectrum of fashion colors. The founder of Chemko Optical (which is now the Company's Invicta Vision subsidiary), George Kohan, has been an optical industry pioneer for 40 years, and created the first one-hour eye wear company which was later sold to Pearle Vision in 1970. Mr. Kohan presently serves the Company as a Consultant for Research and Development.

Our Invicta Vision subsidiary operates our Boca Raton, FL manufacturing facility, as well as the new facility presently being constructed to serve as the primary manufacturing, warehouse and distribution facility for the Company's Solera[TM] product line. Mr. Al de Rojas, the former CEO of True- Lite, Inc. and a well-known innovator of lens and resin technology with over thirty years of experience in the ophthalmic industry, has been named Vice President of Manufacturing for the Company's Invicta Vision subsidiary. Mr. DeRojas has a
B.S. degree in Chemistry and post-graduate studies in lens design and manufacturing. The Company has also recently hired Dr. P.M. Thangamathesvaran as head of Polymer Research and Chemistry. Dr. Thangamathesvaran has a Ph.D. in Aerospace Engineering (Novel Polymetric Binders) from the India Institute of Science and a M.Sc. And B.Sc. in Polymer

Chemistry from the University of Madras. He will work with Mr. DeRojas in developing new and innovative products for the Solera -TM- line of photochromic lenses and assisting the Company in its efforts to remain on the cutting-edge of optical technology.

ACTION SERVICES, INC. SUBSIDIARY (AKA Invicta Technologies)

In May, 2000, the Company completed its acquisition of Action Services, Inc., a Tennessee based optical products manufacturer and distributor with operations in Knoxville, TN and Miami, FL. The Company has merged Action Services' operations with the Chemko Optical Supplies Division of its Invicta Vision subsidiary to create ASI, which management believes will be our service center for small custom orders as a chemical and technology suppliers to Opticians, Ophthalmologists, Optometrists and optical laboratories worldwide.

By combining the operations of two long-established former competitors, management believes that the new ASI will emerge as a custom service provider in what has to date been a highly-fragmented industry, while allowing the Company to continue to be a pioneer in developing, manufacturing and distributing innovative, high-quality and high-value products to the optical industry. Additional gains in revenue and profitability are expected from joining ASI's marketing experience with Chemko's patented products and new products under development, and from the economies which are expected to result from combined management, sales forces, advertising campaigns and a state-of-the-art Internet business- to-business presence.

TRUE-LITE, INC. SUBSIDIARY

On May 2, 2000, the Company announced that it had acquired True-Lite, Inc., an optical supplies manufacturer and laboratory headquartered in Boca Raton, FL. As a result of the Company's continuing efforts to simplify its organizational structure and reduce administrative expenses, this subsidiary will be merged into the Company's Invicta Vision subsidiary during the first quarter of 2001.

BIZ AUCTIONS, INC. SUBSIDIARY (AKA Invicta e-business)

The Company announced on July 14, 2000 that its Invicta Vision subsidiary had agreed to acquire Biz Auctions, Inc., a pioneer in the business-to-business interactive e-auction format whose websites specialize in the ophthalmic industry. The acquisition, which was completed in August, 2000, includes two popular optical industry websites, OpticalAuctions.com and OpticalMall.com.

Management believes that this acquisition will provide Invicta Vision with proprietary web sites and an established e-commerce component, will greatly enhance the on-line e-commerce capabilities which the Company has already established with its www.soleralens.com and Invictacorp.com web sites, and will allow the Company to market and distribute optical equipment, chemicals, services and products through a world-wide industry network.

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

OTHER INVESTMENTS

SUNRISE ENTERTAINMENT, INC.

As a result of Management's decision to re-focus the Company's business operations on the optical technology industry, the Company announced on January 18, 2000 that it had received shareholder approval to distribute its 40% interest in its Sunrise Entertainment, Inc. to Invicta Corporation shareholders, through a taxable distribution. Subsequent to that decision, Management determined that current market conditions, as well as the results of the audit of the Sunrise Entertainment assets and operations, indicated that a reversal of the acquisition transaction would be in the best interests of the Company's shareholders. This decision is currently being negotiated with all parties.

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

OMNICAST CORP.

On August 2, 2000, the Company entered into an agreement to sell the assets of its Omnicast Corp. subsidiary, which are not synergistic to the Company's focus on optical technology. These assets include fanclubmusic.com, an Internet entertainment content producer and web site which is developing a full-time, video-based transactional network via on-line services, and its $600,000 investment for production costs of the "Itchykoo `99" Classic Rock music festival and over forty hours of high- definition television (HDTV) video and music recordings. The Omnicast Corp. subsidiary has not had any revenues to date. This transaction is expected to close during 20001.

WHYWAIT.COM (FORMERLY DOCUNET, INC.)

On August 17, 1999, the Company exchanged 10,000 shares of its common stock for 80,000 shares of common stock of WhyWait.com, formerly Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock. WhyWait.com is a privately-held Internet-based e-commerce company that has a patented technology and proprietary "Super ATM" machine that will be capable of issuing airline tickets, event tickets, and prepaid phone cards as well as cash. The Company's initial focus is on the U.S. travel industry, where its Personal Travel Agent
(PTA) system search engine software allows end users to reduce transaction time and to self-process travel reservations and itineraries over the Internet while providing them with instantaneous access to a database of pricing, scheduling and seat availability information. The Company intends to liquidate this investment during calendar year 2001.

INVESTMENT IN LINUXLAB, INC. CONVERTIBLE PREFERRED STOCK

On October 6, 1999, the Company completed a private placement of 30,000 shares of Series A convertible preferred stock for total consideration of $300,000. The proceeds of this transaction were used to purchase 30,000 shares of class a PIK convertible preferred stock of Linuxlab, Inc. Linuxlab, located in Silicon Valley, is a designer and producer of servers utilizing the Linux operating system. Their servers are designed for web site hosting, file sharing, and providing Internet audio, video and data transmission. The Company intends to liquidate this investment during calendar year 2001.

SUBSEQUENT EVENTS

During the first quarter of 2001, the Company received a firm commitment of $5,500,000 in capital through the sale of the Company's Common Stock at the price of $1.00 per Share and the issuance of two Common Stock Purchase Warrants at an exercise price of $2.25 per Share for each Share purchased, which included a 10% over-allotment which was exercised by the investors. The funds were raised by the Company in a private placement without sales commissions, and a portion of the net $5,500,000 proceeds from this funding were utilized to repay the $500,000 Bridge financing. This $5,500,000 funding includes $2,000,000 in short term debt financing obtained by the Company prior to December 31, 2000, which will be converted to equity based on the same terms upon the closing of the entire financing. The private placement of these securities is expected to close shortly.

Principal investors in this private placement include LWG Capital LLC, whose managing member is Louis Gleckel, MD, the Chairman of the Board of the Company, Robert Fromer, and Gary Wexler. Mr. Fromer is in private law practice in New York as Managing Partner of Hartman & Craven, LLP, and has served as a Director of numerous public and private corporations including Telerate, Inc. (NYSE), The Fur Vault (ASE) and Nicholas Applegate Growth Fund, Inc. He is also a Trustee of numerous philanthropic institutions. Mr. Wexler is President of We're Associates, Inc., one of Long Island's largest privately-owned real estate development and management companies.

EMPLOYEES

     At March 15, 2001 the Company had 27 salaried employees and 17 hourly employees, of which 8 employees were in executive or managerial positions and 36 were in sales/manufacturing/clerical positions.

ITEM 2 - PROPERTIES

     The Company's principal office facility is located at 1121 Holland Drive, Boca Raton, FL 33487. This facility is presently occupied on a month- to-month basis for approximately $6,000 per month. In January, 2001, the Company acquired a long-term leasehold with purchase option on a 25,000 sq.ft. Executive Office and Manufacturing/Distribution facility in Boca Raton which is presently undergoing a $2.5 million build-out as the Company's primary operating facility. Monthly rent for this new facility is approximately $18,000. The Company's ASI subsidiary occupies a 5,000 sq.ft. Premises in Knoxville, TN, with a monthly rent of approximately $3,500. The research and development facility in Hudson, FL acquired by the Company in connection with its EyeAmerica acquisition, is currently being offered for sale by the Company.

The Company believes that these lease arrangements are adequate for the immediately foreseeable business needs of the Company.

ITEM 3 - LEGAL PROCEEDINGS

     The Company and its subsidiaries are at present not involved in any material legal proceedings, nor are any material legal proceedings anticipated. The Company has been named in a lawsuit filed by a shareholder of the Company in connection with a private stock transaction to which the Company was not a party, and the Company has asserted what it believes to be a meritorious defense to the lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 15, 2000 the Shareholders of the Registrant, acting on written consent in lieu of an Annual Meeting in accordance with the laws of the State of Delaware, elected the present Board of Directors, authorized the change of name of the Registrant, ratified the 2000 Stock Option and Incentive Plan, and authorized the retention of Schuhalter, Coughlin & Suozzo, LLC, as independent auditors for calendar year 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

     (a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: BNHC; prior to August 1, 1998; "BUII") from August 1, 1998, and "IVIA" since July 1, 2001. Since the fourth quarter of 2000 the Company's Common Stock has also traded on the Boston Stock Exchange under the symbol "IVI"). The prices shown for the four quarters of 2000 and 1999, respectively, are as reported by the National Quotation Bureau, inc. and NASD. Prices for the third and fourth quarters of 1999 reflect the two-for-one stock dividend paid on July 30, 1999:

                             HIGH             LOW        HIGH            LOW
2000                               BID PRICES                  ASK PRICES
                             ----------------------      -----------------------
January 1 - March 31         3                1 7/8      3  1/8          1 15/16
April 1 - June 30            3  3/8           1 3/8      3  1/2          1 1/2
July 1 - September 30        15 1/8           3 3/8      15 1/4          3 1/2
October 1 - December 31      14 5/8           5 1/2      14 3/4          5 3/4


                              HIGH            LOW        HIGH            LOW
1999                               BID PRICES                 ASK PRICES
                             ----------------------      ----------------------
January 1 - March 31         6  1/4           2 1/2      10              5 3/4
April 1 - June 30            11               5          11 1/4          6
July 1 - September 30        11 3/4           9 3/8      13              9 3/4
October 1 - December 31      9  1/4           1 7/8      9  3/4          2

     Sales prices do not include commissions or other adjustments to the selling price.

     (b) HOLDERS- As of March 15, 2001 there were 170 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 800.

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

     (d) WARRANTS AND OPTIONS- In addition to the Company's aforesaid outstanding Common Stock, there are, as of March 15, 2001, issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:

Description                   Number        Exercise Price         Expiration

Class "B" Warrants          1,012,300           $ 2.50              12/31/03
Class "C" Warrants            645,200           $ 3.50              12/31/04
Class "D" Warrants            950,000           $ 6.00              12/31/05
Other Warrants:
  Issued November, 2000       200,000           $ 9.00              11/31/08
  Issued February, 2001*    1,000,000           $ 2.25               2/28/06

* Subject to contingent criteria based upon the individual performances of the recipients and of the Company.


2000 INVENTIVE STOCK OPTION PLAN

On June 15, 2000, the Shareholders of the Company ratified the Company's "2000 Incentive Stock Option Plan" and reserved 750,000 shares for issuance pursuant to said Plan. As of March 15, 2001, no options have been awarded.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

     The Company reported $835,749 of revenue in 2000 and no revenue in 1999.

     The Company reported a net loss of $8,639,712 for the year ended December 31, 2000 as compared to a loss of $1,395,882 for the comparable period ended December 31, 1999. This loss represents a loss per common share of $1.58 for 2000 as compared to a loss of $.74 for 1999.

     Selling and Administrative expenses were $3,304,081 for 2000 as compared to $180,079 in 1999. The biggest increase in other expenses were the non-cash charges for common stock and warrant compensation which totaled $2,801,818 in 2000 vs. $1,201,575 in 1999 and a reserve for decline in market value of the Company's investments in entities not related to its eyewear business totaling $2,049,295 during the year ended December 31, 2000.

     Direct operating expenses for 2000 of $462,679 include the cost of products sold and may not be indicative of future margins. Research and Development expenses in 2000 of $211,122 represents costs the Company incurred producing prototypes of its Solera(TM)
 product line.

TWELVE MONTHS ENDED DECEMBER 31, 1999 VS. DECEMBER 31, 1998

     The Company reported no revenue in 1999 or 1998.

     The Company reported a net loss of $1,395,882 for the year ended December 31, 1999 as compared to a loss of $100,147 for the comparable period ended December 31, 1998. This loss represents a loss per common share of $.74 for 1999 as compared to a loss of $.08 for 1998.

     Selling and Administrative expenses were $180,079 for 1999 as compared to $5,147 in 1998. The biggest increase in expenses were the non-cash charges for stock based compensation which totaled $1,201,575 in 1999 vs. $95,000 in 1998.

CURRENT PLAN OF OPERATIONS

Management anticipates that the recent $5.5 million financing commitment previously announced by the Company will fully fund the national rollout of the Solera -TM- product line as well as the $2.5 million build-out of the Company's new state-of-the-art manufacturing facility in Boca Raton, FL under the direction of John Catallano, V.P. of Bovis Lend Lease. Completion of the build-out is expected by the end of the second quarter, which should result in a significant increase in manufacturing capacity and sales volume for the second half of 2001. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

It is also anticipated that the Company's investments in WhyWait.com or Linuxlabs, Inc., or both, will be liquidated during the course of 2001.

EFFECT OF INFLATION ON OPERATION

     Management believes inflation had no material effect on operations during 1999 and 2000.

SEASONALITY

     Management believes seasonality had no material effect on operations during 1999 and 2000 nor should it have a material effect on 2001.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2000 the Company had an outstanding $500,000 short-term Bridge financing which was repaid in March, 2001. The Company expects that it will achieve significant revenue growth during the second half of 2001 from the national roll-out of its patented SOLERA (TM) photochromic product line, and that it will continue to be able to finance its capital requirements in the future through cash generated from operations and borrowings from possible new credit facilities including equipment lease financing, and that the Company does not anticipate the need for future equity offerings.

At December 31, 2000 the Company has working capital of $313,297 primarily due to the conversion of outstanding short-term borrowings. Through the quarter ended September 30, 2000, the Company raised over $2,000,000 through the issuance of Common stock of its Invicta Vision (formerly EyeAmerica) subsidiary for approximately a 7% minority interest. In October, 2000, the Shares of Invicta Vision were converted into Shares of Invicta Corporation at a conversion price of $6.00 per Share.

During the first quarter of 2001, the Company received a firm commitment of $5,500,000 through the sale of the Company's Common Stock at the price of $1.00 per Share and the issuance of two Common Stock Purchase Warrants at an exercise price of $2.25 per Share for each Share purchased, which included a 10% overallotment which was exercised by the investors. The funds were raised by the Company without sales commissions, and a portion of the net $5,500,000 proceeds from this funding were utilized to repay the $500,000 Bridge financing plus interest as well as to convert approximately $2,000,000 of notes outstanding on December 31, 2000. The private placement of these securities is expected to close shortly.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

     Our success depends upon effective planning and growth management. Excluding part-time employees, at March 15, 2001 we had a total of 44 employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

                                     PART IV

ITEM 7.           FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         (a)      The following documents are filed as part of this report:

a. CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT, INVICTA CORPORATION (FORMERLY BUSINESSNET HOLDINGS CORP.)

                                                                            Page

Report of Independent Auditors'                                              F-1

Consolidated Balance Sheet of Invicta Corporation (formerly
  BusinessNet Holdings Corp.) as of December 31, 2000                        F-2

Consolidated Statements of Operations of Invicta Corporation
  (formerly BusinessNet Holdings Corp.) for the years ended
  December 31, 2000 and 1999 and for the period from
  January 1, 1998 (date of reorganization) through December 31, 2000         F-3

Consolidated Statements of Changes in Stockholders Equity of
  Invicta Corporation (formerly BusinessNet Holdings Corp.
  for the period from January 1, 1998 (Date of Reorganization)
  to December 31, 2000                                                  F-4, F-5

Consolidated Statements of Cash Flows of Invicta Corporation
  (formerly BusinessNet Holdings Corp.) for the years ended
  December 31, 2000 and 1999 and for the period from
  January 1, 1998 (date of reorganization) through December 31, 2000         F-6

Notes to the Financial Statements of Invicta Corporation
  (formerly BusinessNet Holdings Corp.)                                      F-7

b.       INTERIM FINANCIAL STATEMENTS

         Not Applicable

c.       FINANCIAL STATEMENTS OF BUSINESS ACQUIRED AND TO BE ACQUIRED

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of

Invicta Corporation (formerly BusinessNet Holdings Corp.)

We have audited the accompanying balance sheet of Invicta Corporation and Subsidiaries (formerly BusinessNet Holdings Corp.)(a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from January 1, 1998 (date of reorganization) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Corporation and Subsidiaries (formerly BusinessNet Holdings Corp.) at December 31, 2000, and the results of its operations and its cash flows for the period from January 1, 1998 (date of reorganization) to December 31, 2000, in conformity with generally accepted accounting principles.




                                   /s/SCHUHALTER, COUGHLIN & SUOZZO, LLC
                                   -------------------------------------
                                      SCHUHALTER, COUGHLIN & SUOZZO, LLC


Raritan, New Jersey

April 13, 2001

                      INVICTA CORPORATION AND SUBSIDIARIES
                     (FORMERLY BUSINESSNET HOLDINGS CORP. )
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000




ASSETS

Current assets
  Cash                                                             $    798,115
  Accounts receivable, net of allowance of $20,000                      108,251
  Inventory                                                             214,049
  Prepaid expenses and other current assets                              64,484
                                                                   ------------

      Total current assets                                            1,184,899

Fixed assets, net of accumulated depreciation of $34,527              1,304,939

Patents and other intangibles, net of accumulated
  amortization of $494,645                                            7,674,792

OTHER ASSETS
Investment in unconsolidated subsidiary,
  equity method, net of reserve for decline in
  value and cumulative share of loss of $1,334,884                      405,116
Entertainment assets, at cost, net of reserve for
  decline in value of $475,795                                          171,000
Investments, cost method, net of reserve for decline
  in value of $299,500                                                  108,000
Deposits and other assets                                               102,382
                                                                   ------------

      Total other assets                                                786,498
                                                                   ------------

      TOTAL ASSETS                                                 $ 10,951,128
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                            $    733,178
  Other short term loans                                                133,995
  Other current liabilities                                               4,429
                                                                   ------------

      Total current liabilities                                         871,602

Short term notes, expected to be converted to or
  be repaid from equity                                               2,594,005

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000 shares
    authorized; 7,474,465 issued and outstanding at
    December 31, 2000                                                    74,745
  Additional Paid-In Capital                                         17,640,962
  Deferred compensation                                                 (94,445)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (10,135,741)
                                                                   ------------

      Total Stockholders' Equity                                      7,485,521
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 10,951,128
                                                                   ============







The accompanying notes are an integral part of these financial statements.




                      INVICTA CORPORATION AND SUBSIDIARIES
                     (FORMERLY BUSINESSNET HOLDINGS CORP. )
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            From
                                                                          January 1,
                                                                            1998
                                                For The                   (Date of
                                               Year Ended               Reorganization)
                                               December 31,               December 31,
                                         1999             2000               2000
                                     ------------    ------------       ------------
Total Revenue                         $        -      $   835,749        $   835,749
                                     ------------    ------------       ------------
Operating Expenses
  Direct Operating Expenses                13,923         462,679            476,602
  Research and development                   --           211,122            211,122
  Selling and administrative
    expenses                              180,079       3,304,081          3,489,307
  Depreciation expense                        305         528,867            529,172
  Non-cash charges for common
   stock and warrant compensation       1,201,575       2,801,818          4,098,393
                                     ------------    ------------       ------------

      Total Operating Expenses          1,395,882       7,308,567          8,804,596
                                     ------------    ------------       ------------

      Loss from operations             (1,395,882)     (6,472,818)        (7,968,847)

Other Income (Expense)
  Interest and dividend income               --             2,017              2,017
  Interest expense                           --           (58,732)           (58,732)
  Minority interest loss in
    unconsolidated subsidiary                --           (60,884)           (60,884)
  Reserve for decline in value of
    investments                              --        (2,049,295)        (2,049,295)
                                     ------------    ------------       ------------

      Total Other Income (Expense)           --        (2,166,894)        (2,166,894)
                                     ------------    ------------       ------------
      (Loss) before taxes              (1,395,882)     (8,639,712)       (10,135,741)
                                     ------------    ------------       ------------

Provision for taxes                          --              --                 --
                                     ------------    ------------       ------------

      Net (Loss)                     $ (1,395,882)   $ (8,639,712)      $(10,135,741)
                                     ============    ============       ============


  (Loss) per share                   $       (.74)   $      (1.58)
                                     ============    ============

Weighted average shares
  outstanding
  Basic and Diluted                     1,879,048       5,479,463
                                     ============    ============





The accompanying notes are an integral part of these financial statements.






                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1998
                            THROUGH DECEMBER 31, 2000


                                                                             Additional
                                                     Common Stock              Paid In
                                                Shares           Amount        Capital
Balance, January 1, 1998                      15,824,010        158,240       (177,968)

Reverse split of 1 share for every
 50 shares held                              (15,507,528)      (155,075)       155,075

Issuance of shares at $.50 per share             270,000          2,700        132,300

Issuance of shares for services                  190,000          1,900         93,100

Net loss for the year                               --             --             --
                                             -----------    -----------    -----------

Balance, December 31, 1998                       776,482          7,765        202,507

Issuance of shares at $.50 per share             141,000          1,410         69,090

Stock dividend, one share for each share
  outstanding on July 31, 1999                   917,482          9,175         (9,175)

Issuance of shares at $.50, $2.50 and
  $10.00, net of offering costs of $12,500       288,000          2,880        582,120

Issuance of 10,000 shares in exchange
  for 80,000 shares of Docunet, Inc.              10,000            100        107,400

Issuance of stock options and warrants
  for service                                       --             --          994,700

Issuance of 30,000 shares of convertible
  preferred stock at $10 per share                  --             --             --

Issuance of shares for services                  100,000          1,000        205,875

Net loss for the year                               --             --             --
                                             -----------    -----------    -----------

Balance, December 31, 1999                     2,232,964    $    22,330    $ 2,152,517
                                             -----------    -----------    -----------









                                           Convertible
                                         Preferred Stock         Retained
                                     Shares         Amount        Deficit        Total
Balance, January 1, 1998                 --            --            --             --

Reverse split of 1 share for
 every 50 shares held                    --            --            --          135,000

Issuance of shares at $.50
 per share                               --            --            --           95,000

Issuance of shares for
 services                                --            --        (100,147)      (100,147)
                                  -----------   -----------   -----------    -----------

Net loss for the                         --            --        (100,147)       110,125

Balance, December 31, 1998

Issuance of shares at $.50
 per share                               --            --            --           70,500

Stock dividend, on share for
 each share outstanding on
 July 31, 1999                           --            --            --             --

Issuance of shares at $.50,
 $2.50 and $10.00, net of
 offering costs of $12,500               --            --            --          585,000

Issuance of 10,000 shares in
 exchange for 80,000 shares
 of Docunet, Inc.                        --            --            --          107,500

Issuance of stock options and
 warrants for service                    --            --            --          994,700

Issuance of 30,000 shares of
 convertible preferred stock
 at $10 per share                      30,000       300,000          --          300,000

Issuance of shares for services          --            --            --          206,875

Net loss for the year                    --            --      (1,395,882)    (1,395,882)
                                  -----------   -----------   -----------    -----------

Balance, December 31, 1999             30,000   $   300,000   $(1,496,029)   $   978,818
                                  -----------   -----------   -----------    -----------







The accompanying notes are an integral part of these financial statements.




                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1998
                            THROUGH DECEMBER 31, 2000
                                   (CONTINUED)

                                                                      Additional
                                               Common Stock            Paid In
                                           Shares         Amount       Capital


Balance, January 1, 2000                  2,232,964   $    22,330   $ 2,152,517

Issuance of shares in private
  placements at $2.00 and $6.00
  per share, net of costs of
  $ 148,927                                 761,001         7,610     3,241,463

Issuance of shares in connection
  with acquisitions                       3,195,000        31,950     8,302,925

Issuances of warrants for services
  and in connection with acquisitions          --            --       3,095,600

Issuance of shares pursuant to the
  exercise of warrants                    1,119,500        11,195       160,055

Conversion of $10.00 preferred
  stock to common stock at
  $6.67 per share                            45,000           450       299,550

Issuance of shares for services             121,000         1,210       288,852

Deferred employee stock option
  compensation                                 --            --         100,000

Amortization of deferred employee
  stock option compensation                    --            --            --

Net loss for the year                          --            --            --
                                        -----------   -----------   -----------

Balance, December 31, 2000                7,474,465   $    74,745   $17,640,962
                                        ===========   ===========   ===========




                                    Convertible
                                   Preferred Stock         Deferred        Retained
                               Shares        Amount      Compensation       Deficit            Total
Balance,
 January 1, 2000               30,000    $    300,000    $       --      $ (1,496,029)   $    978,818

Issuance of shares
 in private placements
 at $2.00 and $6.00
 per share, net of
 costs of $148,927               --              --              --              --         3,249,073

Issuance of shares in
  connection with
  acquisitions                   --              --              --              --         8,334,875

Issuances of warrants
  for services and in
  connection with
  acquisitions                   --              --              --              --         3,095,600

Issuance of shares
  pursuant to the
  exercise of warrants           --              --              --              --           171,250

Conversion of $10.00
 preferred stock to
 common stock at
  $6.67 per share             (30,000)       (300,000)           --              --              --

Issuance of shares for
  services                       --              --              --              --           290,062

Deferred employee
  stock option
  compensation                   --              --          (100,000)           --              --

Amortization of
  deferred employee
  stock option
  compensation                   --              --             5,555            --             5,555

Net loss for the year            --              --              --        (8,639,712)     (8,639,712)
                         ------------    ------------    ------------    ------------    ------------

Balance,
December 31, 2000                --      $       --      $    (94,445)   $(10,135,741)   $  7,485,521
                         ============    ============    ============    ============    ============










The accompanying notes are an integral part of these financial statements.
                                                                                                 F-5





                           INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              From
                                                                           January 1,
                                                                              1998
                                                    For The                (Date of
                                                   Year Ended           Reorganization)
                                                   December 31,            December 31,
                                               1999            2000           2000
OPERATING ACTIVITIES
Cash Flows provided by
  Operating Activities:
  Net (Loss)                               $ (1,395,882)   $ (8,639,712)   $(10,135,741)
  Adjustments to reconcile net
   loss to cash provided by
   operating activities:
  Expense paid by issuance of
   common stock and warrants                  1,201,575       2,801,818       4,098,393
  Reserve for decline in market value              --         2,049,295       2,049,295
  Loss from unconsolidated subsidiary              --            60,884          60,884

  Depreciation and amortization                     305         528,867         529,172
  Decrease in accounts receivable                  --            58,211          58,211
  Increase in other current assets                 --           (57,445)        (57,445)
  (Increase) in inventory                          --          (119,280)       (119,280)
  (Increase) in deposits and other
    assets                                         --           (97,176)        (97,176)
  Increase in accounts payable and
    accrued expenses                             52,993         560,732         618,225
                                           ------------    ------------    ------------

Net cash (used in) operating activities        (141,009)     (2,853,806)     (2,995,462)

INVESTING ACTIVITIES
Cash Flows Used In Investment
  Activities:
  Entertainment assets                         (646,795)           --          (646,795)
  Acquisition of fixed assets                    (3,046)     (1,294,698)     (1,297,744)
  Investment in Linux Labs                     (300,000)           --          (300,000)
  Cash payment for intangible assets               --          (615,000)       (615,000)
                                           ------------    ------------    ------------

Net cash used in investing activities          (949,841)     (1,909,698)     (2,859,539)
                                           ------------    ------------    ------------

FINANCING ACTIVITIES
Cash Flows Used In Financing Activities:
  Proceeds from notes                              --         2,460,000       2,460,000
  Payment on acquisition note                      --          (250,000)       (250,000)
  Payment on bank debt                             --           (61,412)        (61,412)
 Proceeds from the issuance of
  convertible preferred stock                   300,000            --           300,000
 Proceeds from the issuance of
  common stock                                  655,500       3,420,325       4,211,325
 Cash acquired in acquisitions                     --             3,406           3,406
 Payment on capital lease obligations              --           (10,850)        (10,850)
                                           ------------    ------------    ------------

Net cash provided by financing
  activities                                    955,500       5,561,469       6,652,469
                                           ------------    ------------    ------------

Net increase (decrease) in cash and
  cash equivalents                             (135,350)        797,965         797,468
Cash and cash equivalents,
  beginning of the period                       135,500             150             647
                                           ------------    ------------    ------------

Cash and cash equivalents,
  end of the period                        $        150    $    798,115    $    798,115
                                           ============    ============    ============



The accompanying notes are an integral part of these financial statements.



                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     Invicta Corporation (formerly BusinessNet Holdings Corp.) (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.

     The primary business of Invicta is to design, develop, manufacture and market high quality prescriptionable sunglass lens and eyewear products.

     After the completion of its public offering in February, 1990 as Portfolio Promotions, the company went through management and operational changes and on January 31, 1994 completed a reverse acquisition, whereby Navigato International was considered the acquiror, and the Company changed its name to Navigato International, Inc.

     On January 31, 1994, the Company acquired 100% of the outstanding stock of Navigato A/S, a Danish company which had concluded the development of its first product line, a complete system for fleet management, including on-board computer, satellite communication equipment and software for the base station. Navigato A/S had also signed agreements that give Navigato A/S the exclusive right to market a number of products within its business area in Denmark. BusinessNet U.K., LTD was acquired by the Company on June 4, 1996 by the issuance of 9,000,000 shares of common stock, $.01 par value, in exchange for all of the outstanding capital stock of BusinessNet U.K., LTD, and the Company changed its name to BusinessNet International, Inc. During 1997 these subsidiaries became insolvent and ceased operations and the Company completed a quasi-reorganization.

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

NOTE 2 - LOSSES DURING THE DEVELOPMENT STAGE

     The Company has recorded losses since the reorganization effective January 1, 1998 totaling $10,135,741. The Company has working capital of $313,297 and recorded its initial operating revenue during the year ended December 31, 2000 of $835,749.

     The Company is in the development stage and its present activities are focused on the completion of its new factory to provide prescriptionable sunglass lens and associated products. Because Invicta is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - LOSSES DURING THE DEVELOPMENT STAGE - (Continued)

     The Company believes that its remaining cash resources at December 31, 2000, along with cash flows expected to be generated from financings that are expected to close in the short term will be sufficient to fund the Company's operations through 2001. Additional funding will be required to complete the product deployment stage, and the transition, ultimately, to profitable operations. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries: Invicta Vision, Inc., Action Services, Inc., True-Lite Inc. and Biz Auctions, Inc., which is a wholly owned subsidiary of Invicta Vision, Inc., as well as its 60% owned Omnicast Corp. subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. No minority interest has been recorded for the Omnicast subsidiary as this has recorded losses since inception.

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

     Fair Value of Financial Instruments

     The carrying values of cash, cash equivalents and accounts payable approximate their fair values due to their short maturities. The carrying value of the Company's investments in Docunet, Inc., Linuxlabs, Inc. and Sunrise Entertainment, Inc. and the carrying values of its entertainment assets approximate their net realizable value.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Investments in Unconsolidated Entities at Cost and Equity Method

     At December 31, 2000, the Company's investments in Linuxlabs, Inc. and WhyWait, Inc. are carried at cost. These companies are privately held and although both contemplated completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.


     Additionally, both Linuxlabs and WhyWait, Inc. have a limited operating history and no public financial information is available at this time.

     In January, 2000 the Company issued 840,000 shares of its common stock, valued at $1,740,000 for a 40% interest in Sunrise Entertainment, Inc. This investment is accounted for using the equity method.

     At December 31, 2000, management reserved $220,000 for decline in market value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment due to current conditions in the equity markets and the Company's present focus on its eyewear business.

     Entertainment Assets

     Entertainment assets consist of the Company's share of assets held in the Omnicast subsidiary, including rights to recover the first $605,000 of gross profit after producers share of approximately $250,000 in the "Itchykoo '99" project and collectible photographs, net of a reserve for market value decline of $475,795 recorded during 2000.

     Research and Development

     Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

     Reclassification

     Certain   reclassifications  have  been  made  in  the  prior  consolidated financial statements to conform to the current period presentation.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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


                                                          For the Year Ended
                                                               December 31,
                                                           1999        2000
                                                         --------    --------
      SCHEDULE OF NON CASH INVESTING
      AND FINANCING ACTIVITIES:

      100,000 and 121,000 shares issued
        in 1999 and 2000 for services                    $206,875    $288,852
                                                          =======     =======

      Investment in 80,000 shares of common stock
        of WhyWait, Inc. at cost, based upon trading
        price of 10,000 shares of BusinessNet Holdings   $107,500    $      0
                                                          =======     =======

      Interest paid                                      $      0    $ 16,092
                                                          =======     =======

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 4 - BUSINESS COMBINATIONS

     For the year ended December 31, 2000 the Company made a number of purchase acquisitions pursuant to APB 16. The consolidated financial statements include the operating results of each business from the date of acquisition. Amounts allocated to patents and other intangibles are amortized on a straight-line basis over 16 years and 7 years respectively. Each transaction is outlined as follows:

                        Total           Effective          Form of Consideration and
Acquired Companies   Consideration         Date            Other Notes to Acquisition
-------------------------------------------------------------------------------------
Invicta Vision, Inc.   $6,687,635     January 31, 2000     1,925,000 share of the
 (formerly Eye                                             Company's common stock,
  America, Inc. and                                        $250,000 note payable,
  Chemko Optical                                           $75,000 of acquisition
  Supplies Inc.)                                           expenses and the
                                                           assumption of $139,610
                                                           liabilities in excess
                                                           of historical basis.
                                                           Cost allocated to patents.

Action                 $  441,205     May 31, 2000         100,000 shares of the
 Services, Inc.                                            Company's common stock,
                                                           the payment of $140,000
                                                           to certain prior shareholders
                                                           and the assumption of
                                                           $109,850 liabilities in
                                                           excess of historical
                                                           basis.   Cost allocated
                                                           to other intangibles.

True-Lite, Inc.        $  537,500     May 31, 2000         200,000 shares of the
                                                           Company's common stock
                                                           and a cash payment
                                                           of $150,000.  Cost allocated
                                                           to  other  intangibles.

Biz Auctions,
  Inc.                 $  503,097     July 31, 2000        100,000 shares of the
                                                           Company's common stock and
                                                           the assumption of $15,597
                                                           of liabilities in excess
                                                           of historical basis.
                                                           Cost allocated to other
                                                           intangibles.

Proforma results had the above acquisitions occurred on January 1, 1999 are as follows:
                                                    For the years ended
                                                        December 31,
                                                     1999           2000
                                                 ------------   -------------
Proforma Revenue                                 $ 1,633,500    $  1,522,904
Proforma Costs and Expenses                       (3,285,256)    (10,241,566)
                                                 ------------   -------------
Proforma Net Loss                                $(1,651,756)   $ (8,718,662)
                                                 ============   =============
Proforma Net Loss Per Share                      $      (.39)   $      (1.50)
                                                 ============   =============
Proforma Shares Outstanding                        4,204,043       5,823,414
                                                 ============   =============

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - CAPITAL STOCK

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

     Through December 1999, the Company issued 286,000 shares of its common stock at $.50, $2.50 and $10.00 in private transactions; generating $585,000 proceeds to the Company. In connection with these transactions 2,000 shares were issued to consultants and $12,500 was recorded as a charge to additional paid in capital.

     During December 1999 and 2000, the Company issued 100,000 and 121,000 shares for services, valued at $206,875 and $290,062, respectively.

     During 2000, the Company issued 196,500 shares of its common stock to accredited investors at $2.00 per share generating $393,000 proceeds to the Company.

     During 2000, the Company issued 500,833 shares of its common stock to accredited investors at $6.00 per share generating gross proceeds to the Company of $3,005,000. The Company also issued 63,668 shares for services in connection with the private placement and paid $148,927 of offering costs.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 5 - CAPITAL STOCK - (Continued)

     Common Stock - (Continued)

     During 2000, the Company issued 3,195,000 shares of its common stock in connection with investments and acquisitions discussed in Note 3 and Note
     4. These included 870,000 shares issued in connection with the unconsolidated subsidiary discussed in Note 3 and 2,325,000 shares issued to acquire the wholly owned subsidiaries discussed in Note 4.

     During 2000, the Company issued 1,119,500 shares of its common stock pursuant to the exercise of warrants. These include the cash exercise of 68,500 warrants at $2.50 for 68,500 shares of the Company's common stock and the cashless exercise of $2.50 and $5.00 warrants in exchange for 1,051,000 shares of the Company's common stock.

     Stock Options and Warrants

     During 1999, in connection with the consulting agreements and incentives to management the Company issued 750,000 warrants to purchase shares of the Company's common stock to consultants and employees which expire in five years.

     During 2000, in connection with consulting agreements, acquisition and incentives to management, the Company issued 2,700,000 warrants to purchase shares of the Company's common stock to consultants and employees which expense in five years.

     A summary of the stock option and warrant activity for the two years ended December 31, 2000, all of which were nonqualified stock warrants, is set forth below:


                                                                      Weighted
                                                                      Average
                                                   Number of          Exercise
                                                   Warrants            Price
                                                   ---------        ----------
      Outstanding, January 1, 1999                 1,000,000         $   2.50
      Granted                                        750,000             3.50
      Exercised                                      250,000             2.50
      Canceled                                             -                -
                                                   ---------        ----------

      Outstanding at December 31, 1999             1,500,000             3.00
                                                   ---------        ----------

      Granted                                      2,700,000             3.99
      Exercised                                   (1,392,500)           (2.14)
      Canceled                                             -                -
                                                   ---------        ----------

      Outstanding at December 31, 2000             2,807,500          $  4.38
                                                   =========        ==========

      Exercisable at December 31, 2000             2,618,612          $  4.04
                                                   =========        ==========

     The weighted average fair value of options granted in 1999 and 2000 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions; annual expected return of 0%, annual volatility of 197% and 172%, risk-free interest rate of 4.74% and 6.5% and expected warrants life of 3 years.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5 - CAPITAL STOCK (Continued)

     Stock Options and Warrants - (Continued)

     The per share weighted-average fair value of warrants granted during 1999 and 2000 was $5.00 and $3.99 respectively. The price per share weighted average remaining life of the warrants outstanding at December 31, 1999 is
     4.5 years and 3.8 years respectively.

     The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 1999 and 2000 would have been increased to the pro forma amounts shown below.


                                                      December 31,
                                                  1999           2000
                                                --------       --------
         Net loss:
          As reported                         $(1,395,882)   $(8,639,712)
                                                =========      =========

          Pro forma                           $(2,250,932)   $(8,727,034)
                                                =========      =========

     For the years ended December 31, 1999 and 2000, the Company recorded non-cash charges totaling $977,200 in 1999 charged to the statement of operations and in 2000, $589,400 was capitalized to acquisitions,
     $2,506,200 charged to the statement of operations and $1,766,700 was included in additional paid in capital with a similar charge for offering costs, in connection with the grant of 400,000 and 2,500,000 options to consultants. Such charges are the result of the fair value of the warrants granted using the Black-Scholes stock option pricing model applied warrants granted to non-employees.

     Incentive Stock Option Plans

     1994 Incentive Stock Option Plan

     On October 1, 1994 the Company adopted a stock option plan for employees, directors, consultants and advisors, which provide for the issuance of up to 500,000 shares of common stock. The Board of Directors authorized the issuance of up to 150,000 shares on October 14, 1994 based upon certain performance goals. No options have been granted under this plan as of December 31, 2000.

     2000 Incentive Stock Option Plan

     On June 15, 2000, the Shareholders of the Company ratified the Company's "2000 Incentive Stock Option Plan" and reserved 750,000 shares for issuance pursuant to said Plan. As of December 31, 2000, no options have been awarded.

     Convertible Preferred Stock

     In October, 1999 the Company issued 30,000 shares of $10.00 par value Convertible Preferred Stock. This was originally convertible to common stock at an exchange rate of $10 per share.

     During 2000 the conversion rate was amended to $6.67 and these shares were converted into 45,000 shares of common stock in the fourth quarter of 2000.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5 - CAPITAL STOCK (Continued)

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

     Reserved Shares

     During 1998, the Company issued warrants (the "A" warrants) to purchase 150,000 at $.50 per share through December 31, 2002 of which 50,000 were exercised in November 1998. 100,000 warrants were exercised under this plan in 1999. During 2000, 350,000 warrants were issued and exercised resulting in the issuance of 260,000 shares of the Company's common stock on a cashless basis.

     During 1998 the Company issued warrants (the "B" warrants) to purchase 1,000,000 shares at $2.50 (as adjusted for the stock dividend in July of
     1999) per share, which expire December 31, 2003. During 1999 250,000 warrants were exercised and 750,000 remain unexercised at December 31, 1999. During 2000, 750,000 and 350,000 warrants were issued and 68,500 warrants were exercised for cash for 68,500 shares of the Company's common stock and 769,200 warrants were exercised on a cashless basis for 631,000 shares of the Company's common stock.

     During 1999 the Company issued 750,000 warrants (the "C" warrants) to purchase 750,000 shares at $5.00 (as adjusted for the stock dividend in July 1999) which expire December 31, 2004. During 2000, the price of these warrants were amended to $3.50 and the Company granted 100,000 warrants. During 2000, 204,800 warrants were exercised on a cashless basis for 160,000 shares of the Company's common stock.

     During 2000 the Company issue 950,000 warrants (the "D" warrants) to purchase 950,000 shares at $6.00 which expire in December 2005. None of these warrants have been exercised as of December 31, 2000.

     During November 2000, in connection with an employment agreement, the Company issued 200,000 warrants to purchase 200,000 shares at $9.00 with a 3 year vesting schedule.

     Subsequent to December 31, 2000, in February 2001 the Company issued 400,000 warrants at a price of $2.25 with various vesting from two to four years and 600,000 warrants at a price of $2.25, to employees and consultants, all of which are subject to contingent criteria based upon the individual performances of the recipients and of the Company.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

     In 1998 the Company issue 190,000 shares to the acting president, valued at $95,000 for services.

     The Company paid $6,000 in 1999 for facilities fees to the interim management.

     In 1999, 30,000 shares were also granted the former director and president for services. In 2000, 60,000 shares were issued to the same director for services.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 7 - PROPERTY AND EQUIPMENT

     The Company generally estimated useful lives of 3-7 years on plant and machinery, 10 years on leasehold improvements and 40 years for buildings.

     Fixed assets, at cost, at December 31, 2000 is as follows:

         Buildings                                              $   126,924
         Land                                                        49,500
         Machinery and equipment                                  1,144,100
         Office equipment                                            18,942
                                                                -----------
                                                                  1,339,466
           Less - Accumulated Depreciation                          (34,527)
                                                                -----------
                                                                $ 1,304,939
                                                                ===========
NOTE 8 - LEASES

     In 1998 and 1999 $5,000 and $6,000 per year was paid to the acting president for a month to month sublease of administrative offices.

     The Company entered into a premises lease for its corporate headquarters in Midland Park, NJ, commencing in January 2000 for a period of two years with monthly rentals of $2,077 per month. The Company has the option for three annual renewals with increases of 3% each renewal. The Company has canceled this lease during 2000.

     The Company leases its Knoxville location for approximately $3,500 on a month to month basis and its present Florida headquarters for approximately $5,000 per month, also on a month to month basis. Upon completion of the factory the Company anticipates the Florida factory and administrative offices will be leased for approximately $18,000 per month upon the final terms of its lease.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Company's predecessor financial services subsidiaries primarily operated in Denmark and as such have not been subject to the control of a regulatory body. In December 1995, the Danish authorities announced it would put into place such controls by June of 1997, including certain criteria for having the authority to perform many of the revenue producing activities the Company had performed and the requirement to maintain minimum levels of capital. The Company had applied for this approval and anticipated receiving the same by the required date. The Company did not anticipate it would be unable to obtain this approval. The prior years financial statements did not include any liabilities for any obligations for termination costs associated with foreign subsidiaries. On July 2, 1997 the Company was informed that in fact it did not receive such approval, which rendered substantially all of the Company's operating subsidiaries in Europe insolvent, including a substantial liability for premature termination. As such, the Company has abandoned these subsidiaries, as discussed in Note 1, and the Company has been informed by counsel that liabilities in excess of the subsidiaries assets cannot be passed through to the parent of the present company under US law and the laws of Delaware, and as such the Company has accounted for the abandonment of these subsidiaries and the reorganization of the parent company.

     The Company is presently building its factory as a fit out to leasehold improvements in a building the Company rents with an option to buy, and expects these costs to approximate 2.5 million dollars, of which approximately $880,000 is included in equipment at December 31, 2000.

                      INVICTA CORPORATION AND SUBSIDIARIES
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 10 - INCOME TAXES

     INCOME TAXES

     No provision has been made for corporate income taxes due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $1,685,380 in the form of net operating loss ('NOL') carryforwards of approximately $4,957,000 for federal income tax purposes. If not utilized, the federal NOL's expire at various dates through 2020. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year.

     The Company has recognized tax benefits as a deferred tax asset subject to a 100% valuation allowance since it is uncertain whether or not these tax benefits will be realized.

NOTE 11 - NOTES PAYABLE

     At December 31, 2000 the following notes payable are outstanding with the following terms:

                                      Balance at
                                     December 31,
           Note                         2000                    Terms
--------------------------           ----------         ---------------------

Bridge note with accrued             $  542,640         Paid in January, 2001
  interest at 9%

Acquired mortgage, interest              83,725         Paid in February, 2001
  at prime plus 1%

Convertible note, 6% interest         1,810,000         Converted in 2001 to
                                                          equity

Interim note, accrued interest at 9%    157,640         Paid in January, 2001
                                      ---------


  Subtotal                           $2,594,005
                                      =========

Credit line; interest at             $   79,507         Secured by corporate
  prime plus 1%                                         assets Invicta Vision

Other notes shareholders,
  none interest bearing                  54,488         Unsecured
                                      ---------

  Subtotal                           $  133,995
                                      =========

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company as of March 15, 2001 were as follows:

Name & Address                    Age               Position

Louis Gleckel, MD                 46                Chairman of the Board

Alan Yuster                       52                President and Director
c/O Company
1121 Holland Drive
Boca Raton, FL  33487

Kenneth A. Brown                  62                Secretary and Director

Charles Phillips                  53                Director

William J. Reilly, Esq.           47                Treasurer and Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1999 and 2000. (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000.

ANNUAL COMPENSATION


NAME AND POSITION                     Year                         Salary

Herman Burckhardt                 1/31/00 - 10/31/00               $ 65,192
Alan Yuster (1)(2)                11/1/00 - 12/31/00               $ 21,000

No Officer or Director of the Registrant received cash compensation for services rendered during calendar year 1999.

(1) 200,000 warrants in November 2000, with a 3 year vesting schedule, at $9.00 per share.

(2) 400,000 contingent warrants in February 2000, with various vesting at $2.25 per share.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of March 15, 2001:

Name and Address of       Position        Amount and Nature of       Percent of
Owner                                     Beneficial Ownership         Class

Louis Gleckel, MD (1)     Chairman             207,000                  2.7%

Alan Yuster               President                  0                  .0%
                          Director

Kenneth Brown             Secretary,            40,000                  .5%
                          Director

Charles Phillips          Director              10,000                  .1%

William J. Reilly, Esq.   Treasurer,           240,000                  3.2%
                          Director

George Kohan              Shareholder          850,000                 11.1%
                                             ----------                -----


TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                                  1,347,000                 17.6%
                                             =========                =======

(1) All 207,00 shares were purchased by Dr. Gleckel in open market transactions prior to joining the Board of Directors, at prices ranging from $3.81 to $15.00.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended December 31, 2000 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the year then ended December 31, 2000, the contents of which commence on Page F1. The Financial Statements detail the short-term financing and subsequent equity financing provided to the Company by Louis Gleckel, MD, Chairman of the Board of the Company and other investors.

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

         Filed on February 2, 2001

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BUSINESSNET HOLDINGS CORP.



April 17, 2001            by:/s/  Louis Gleckel
                                  -------------------------------------------
                                  Louis Gleckel, MD
                                    Chairman


April 17, 2001            by:/s/  Alan Yuster
                                  -------------------------------------------
                                   Alan Yuster
                                  President, Acting CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2001            by:/s/  Kenneth Brown
                                  -------------------------------------------
                                  Kenneth Brown, Secretary and Director


April 17, 2001            by:/s/  Charles Phillips
                                  -------------------------------------------
                                  Charles Phillips, Director


April 17, 2001            by:/s/  William J. Reilly
                                  -------------------------------------------
                                  William J. Reilly, Treasurer and Director