Form 10QSB
period 2001-03-31
INVICTA CORP
filed 2001-05-15
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2001              Commission File No.33-27652-NY


                               INVICTA CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            22-2946374
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                           Identification Number)

1121 HOLLAND DRIVE, BOCA RATON, FL                             33496
----------------------------------                       ------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, (561)   995    -   9980
                           -----------------------



Securities registered pursuant to Section 12 (b) of the Act:
                      Common Stock, $.01 Par Value
                      Boston Stock Exchange

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

         Yes: /X/                           No: / /

Transitional Small Business Disclosure Format:

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2001 is of one class of $.01 par value common stock was 7,594,465.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)


                                                       INDEX


                                                                            PAGE

PART I      FINANCIAL INFORMATION

            Consolidated Balance Sheet - March 31, 2001                       3

            Consolidated  Statements  of  Operations  - Three Months Ended
              March 31, 2000 and 2001 and from January 1,1998
             (Date of Reorganization) to March 31, 2001                       4

            Consolidated  Statement  of Cash  Flows - Three  Months  Ended
              March 31, 2000 and 2001 and from January 1, 1998
             (Date of Reorganization) to March 31, 2001                       5

            Notes to the Consolidated Financial Statements                    6

            Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                            10

PART II     OTHER INFORMATION

         Item 1.           Legal Proceedings                                  21

         Item 2.           Changes in Securities                              21

         Item 3.           Defaults Upon Senior Securities                    21

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                                 21

         Item 5.           Other Information                                  21

         Item 6.           Exhibits and Reports on Form 8-K                   21

Signature Page
                                                                              22

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

      ASSETS

Current assets
  Cash                                                     $  2,662,956
  Accounts receivable, net                                      186,581
  Inventory                                                     274,864
  Prepaid expenses and other current assets                     114,441
                                                           ------------

      Total current assets                                    3,328,842

Fixed assets, net of accumulated depreciation of $42,527      1,709,350

Patents and other intangibles, net of accumulated
  amortization of $ 652,052                                   7,560,635

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,356,234                                   383,766
Entertainment assets, at cost, net of reserve for
  decline in value of $475,795                                  171,000
Investments, at cost, net of reserve for decline in
  value of $299,500                                             108,000
Deposits and other assets                                       202,382
                                                           ------------

      Total other assets                                        865,148
                                                           ------------

      TOTAL ASSETS                                           13,373,975
                                                           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                       1,211,167
  Other short term loans                                        113,305
                                                           ------------

      Total current liabilities                               1,324,472

Short term note, expected to convert to or be repaid
  from equity                                                 5,774,914

Stockholders' Equity
  Common Stock, $.001 Par Value, 50,000,000 shares
    authorized; 7,594,465 issued and outstanding at
    March 31, 2001                                               75,945
  Additional Paid-In Capital                                 17,599,762
  Deferred compensation                                         (86,111)
  Retained Deficit Subsequent  Reorganization (1-1-98)      (11,315,007)
                                                           ------------

      Total Stockholders' Equity                              6,274,589
                                                           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $ 13,373,975
                                                           ============


See notes to the condensed consolidated financial statements.




                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                               From
                                                                             January 1,
                                                                              1998
                                                                            (Date of
                                             Three Months Ended           Reorganization)
                                                  March 31,                 to March 31,
                                            2000           2001                 2001
                                        ------------    ------------       ------------
Total Revenue                           $     58,917    $    324,874       $  1,160,623
                                        ------------    ------------       ------------

Operating Expenses
Direct operating expenses                       --           136,982            613,584
Research and development                        --            81,137            292,259
Selling, general and
  administrative expenses                    451,703       1,025,800          4,515,107
Depreciation and amortization                197,540         165,407            694,579
Non-Cash charges for common stock
  and warrant compensation                      --             8,334          4,106,727
                                        ------------    ------------       ------------

      Total operating expenses               681,953       1,417,660         10,222,256
                                        ------------    ------------       ------------

Loss from operations                        (623,036)     (1,092,786)        (9,061,633)

Other income (expenses)
Interest and dividend income                    --               706              2,723
Reserve for decline in value of
  investments                                   --              --           (2,049,295)
Interest expense                              (3,000)        (65,836)          (124,568)
Income (Loss) from unconsolidated
  subsidiary                                  15,712         (21,350)           (82,234)
                                        ------------    ------------       ------------

      Total other income (expense)            12,712         (86,480)        (2,253,374)
                                        ------------    ------------       ------------

(Loss) before taxes                         (610,324)     (1,179,266)       (11,315,007)
                                        ------------    ------------       ------------

Provision for taxes                             --              --                 --
                                        ------------    ------------       ------------

      Net loss                          $   (610,324)   $ (1,179,266)      $(11,315,007)
                                        ============    ============       ============



Per share data:

Loss                                   $       (.15)    $       (.16)
                                        ============    ============

Average number of shares
  outstanding                              4,132,909       7,570,465
                                        ============    ============




See notes to the condensed consolidated financial statements.






                                       INVICTA CORPORATION AND SUBSIDIARIES
                                       (FORMERLY BUSINESSNET HOLDINGS CORP.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 From
                                                                                               January 1,
                                                                                                 1998
                                                                                               (Date of
                                                          Three Months Ended                 Reorganization)
                                                               March 31,                      to March 31,
                                                          2000               2001                 2001
                                                       ----------         ----------          -----------
OPERATING ACTIVITIES
Cash Flows provided by
  Operating Activities:
  Net (Loss)                                            $(610,324)       $(1,179,266)        $(11,315,007)
  Adjustments to reconcile net loss
   to cash provided by operating
   activities:
  Expense paid by issuance of
   common stock and warrants                               51,563              8,334            4,106,727
  Reserve for decline in market value                           -                  -            2,049,295
  (Income)Loss from unconsolidated
     subsidiary                                           (15,712)            21,350               82,234
  Depreciation and amortization                           197,540            165,407              694,579
  (Increase) in accounts receivable                       (46,218)           (78,330)             (20,119)
  (Increase) in other current assets                            -            (49,957)            (107,402)
  (Increase) in inventory                                  (5,396)           (60,815)            (180,095)
  (Increase) in deposits and other assets                (142,492)          (100,000)            (197,176)
  Increase in accounts payable and
    accrued expenses                                      110,528            477,989            1,096,214
                                                       ----------         ----------          -----------

Net cash (used in) operating activities                  (460,511)          (795,288)          (3,790,750)
                                                       -----------        -----------         -----------

INVESTING ACTIVITIES
Cash Flows Used In Investment Activities:
  Entertainment assets                                          -                  -             (646,795)
  Acquisition of fixed assets                             (34,564)          (412,411)          (1,710,155)
  Investment in Linux Labs                                      -                  -             (300,000)
  Cash payment for intangible assets                      (75,000)           (43,250)            (658,250)
                                                       -----------        -----------         ------------

Net cash used in investing activities                    (109,564)          (455,661)          (3,315,200)
                                                       -----------        -----------         ------------

FINANCING ACTIVITIES
Cash Flows From (Used) In Financing Activities:
  Proceeds from notes                                     580,000          3,830,000            6,290,000
  Payment on notes                                         (9,644)          (709,781)            (959,781)
  Payment on bank debt                                          -                  -              (61,412)
  Proceeds from the issuance of
    convertible preferred stock                                 -                  -              300,000
  Proceeds from the issuance of
    common stock                                                -                  -            4,211,325
  Cash acquired in acquisitions                                 -                  -                3,406
  Payment on capital lease obligations                          -             (4,429)             (15,279)
                                                       ----------         -----------         ------------

Net cash provided by financing activities                 570,356          3,115,790            9,768,259
                                                       ----------         ----------          -----------

Net increase (decrease) in cash and
  cash equivalents                                            281          1,864,841            2,662,309

Cash and cash equivalents,
  beginning of the period                                     150            798,115                  647
                                                       ----------         ----------          -----------

Cash and cash equivalents,
  end of the period                                  $        431       $  2,662,956         $  2,662,956
                                                       ==========         ==========           ==========

The accompanying notes are an integral part of these financial statements.



                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS -Invicta Corporation (formerly BusinessNet Holdings Corp.) (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.. The primary business of Invicta is to design, develop, manufacture and market high quality prescriptionable sunglass lens and eyewear products.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2000.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

NOTE B. RELATED PARTY TRANSACTIONS

During 2000, the Company paid legal fees through the issuance of common stock to its prior president and different attorneys, whom were already shareholders, valued at $51,563 for the three months ended March 31, 2000.

Included in Prepaid expense and other current assets at March 31, 2001 is $46,450 due from various officers, from advances expected to be repaid from compensation, bearing no interest.

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES

At March 31, 2001, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of a reserve for market decline of $299,500. These companies are privately held and although both contemplate completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public financial information is available at this time. Management believes its interest, as convertible to common shares, in each company, will exceed the carrying value, as adjusted, when these company's become publicly traded.

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 870,000 shares of the Company's common stock and other consideration valued at $1,740,000. The Company accounts for this investment under the equity method. Included in the Statement of Operations for the three months ended March 31, 2000 and 2001 is $15,712 and $(21,350) of the Company's share of the income (loss) from this unconsolidated subsidiary.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE D. PURCHASE OF SUBSIDIARIES

EYE AMERICA, INC.

On January 31, 2000, the Company issued 1,925,000 shares of its common stock and other cash consideration, as amended, in exchange for all of the issued and outstanding shares of Eye America, Inc., (formerly Chemko), a Florida corporation. The transaction is an acquisition accounted for as a purchase of Eye America, Inc. pursuant to APB 16. The excess (approximately $6,687,635) of the total acquisition cost over the recorded value of assets acquired was allocated to patents and is being amortized over sixteen years effective January 31, 2000. Pursuant to the agreement of merger, Eye America, Inc. had become a wholly owned subsidiary. During the quarters ended June 30, 2000 and September 30, 2000, the Company's Eye America subsidiary issued shares to private investors for proceeds of approximately $3,000,000 creating a minority interest and during the quarter ended December 31, 2000, the Company agreed to issue 500,833 shares of Invicta stock to these shareholders eliminating the minority interest in this subsidiary.

TRUE-LITE, INC.

Effective May 1, 2000, the Company issued 200,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of True-Lite, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of True-Lite, Inc. pursuant to APB 16. The excess (approximately $537,500 of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and is being amortized over seven years effective May 1, 2000. Pursuant to the agreement of merger, True-Lite, Inc. has become a wholly owned subsidiary.

ACTION SERVICES, INC.

Effective June 1, 2000, the Company issued 100,000 shares of its common stock in exchange for all of the issued and outstanding shares of Action Service, inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of Action Services, Inc. pursuant to APB 16. The excess (approximately $441,205) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and is being amortized over seven years effective June 1, 2000. Pursuant to the agreement of merger, Action Services, Inc. has become a wholly owned subsidiary.


BIZ AUCTIONS, INC.

Effective July 31, 2000, the Company issued 100,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of Biz Auctions, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of Biz Auctions, Inc. pursuant to APB
16. The excess (approximately $53,097) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and is being amortized over seven years effective August 1, 2000. Pursuant to the agreement of merger, Biz Auctions, Inc. has become a wholly owned subsidiary.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-
Lite, Inc., effective May 1, 2000, Action Services, Inc., effective June 1, 2000, and Biz Auctions, Inc., effective July 31, 2000. Inter-company transactions and balances have been eliminated in consolidation. The following pro-forma statement of operations illustrates operating results had the acquisitions been in effect on January 1, 2000.

                        Pro-forma Consolidated Condensed
                             Statement of Operations
                    for the Three Months Ended March 31, 2000
                                   (Unaudited)

Proforma Revenue - eyewear components                               $   476,843

Proforma Costs and Expenses                                          (1,121,591)
                                                                    -----------

Proforma Net Loss                                                   $  (644,748)
                                                                    ===========

Proforma Net Loss Per Share                                         $      (.12)
                                                                    ===========

Proforma Shares Outstanding                                           5,174,576
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

Utilization of net operating losses generated through March 31, 2001 may be limited due to changes in ownership that have occurred.

                      INVICTA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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


GENERAL INTRODUCTION AND BUSINESS STRATEGY

Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan and acquisition program on the high-growth and high-margin consumer optical industry, particularly proprietary, patent- protected products. The Company, through its subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, including the patented SOLERA-TM-line of photochromic fashion lenses which are presently being marketed nationally.

Management believes that its recent and pending acquisitions within this industry have provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA-TM- line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry. In addition, its acquisition of Biz Auctions, Inc. has provided the Company with two popular optical industry business-to-business websites, OpticalAuctions.com and OpticalMall.com. Our most exciting product line- the patented Solera(TM) lenses- has recently introduced to the world a unique and innovative consumer lens products. These fashion photochromic lenses, manufactured with our patented Solera process, allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function, and include yellow, orange, rose, violet, blue, teal, brown and gray. The lenses change very quickly from the fashion color density indoors to sunglass density color outdoors. They maintain their true color throughout the photochromic process, and also feature ultraviolet and scratch protection. The lenses are presently available in both non-prescription (plano) and prescription form.

As a result of the continuing operations of its recently acquired subsidiaries and the commencement of full-scale production and marketing of the Company's SOLERA-TM- line of photochromic lenses, management expects a significant increase in revenues and positive earnings from operations during the second half of 2001 and going forward. Continuing improvements in operating margins are also expected as newly- acquired operations are integrated and economies of scale achieved.

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

MARKETING STRATEGY

Management believes that the Solera(TM) branded lenses represent a clear and unique opportunity to capitalize on a new and fast-growing niche in the consumer optical market. Whereas no other photochromic lens manufacturer is effectively associating their product with the premium level of the eyewear market
(especially in designer frames and sunglasses), the focus of Solera(TM) marketing will be to give the high-end, style-conscious consumer the latest in fashion eyewear. Our strategic relationships with major designer eyeglass name and sunglass manufacturers will provide them with the unique statement that their products are "Solera(TM) Equipped", while at the same time having our "Solera(TM)" brand actively featured in their national trade and consumer advertising.

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

SUBSIDIARIES OF THE COMPANY

Invicta Vision (Formerly EyeAmerica) SUBSIDIARY

On January 30, 2000, the Company completed its acquisition of EyeAmerica, Inc. (formerly Chemko Optical Supplies, Inc.), a Hudson, FL based optical technology company, through an exchange of shares of Common Stock. This subsidiary, which has been renamed Invicta Vision, recently developed and was awarded the first (and only) process patent that allows the conversion of popular plastic CR-39(R) lenses into photochromic sunglass lenses, which are now being offered in a variety of fashion colors under the SOLERA-TM- brand-name. The lenses are presently available in both non- prescription (plano) and prescription form, and will soon also be available in other lens materials

The CR-39(R) plastic lenses, renowned for their durability and optical precision, represent 52% of all lenses sold in the United States with about $1.66 billion in retail sales in 2000. The patented SOLERA-TM- photochromic process permits lenses to change density and darken as brightness levels increase, and provide comfort from glare. Until the application of the Company's patented process chemistry to the more widely available CR-39(R) lens, photochromic tinting was restricted to specialty plastic materials, polycarbonate and glass lenses, and color choices were limited to mostly conservative gray or brown.

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

Our Invicta Vision subsidiary operates our Boca Raton, FL manufacturing facility, as well as the new facility presently being constructed to serve as the primary manufacturing, warehouse and distribution facility for the Company's Solera[TM] product line. Mr. Al de Rojas, the former CEO of True-Lite, Inc. and a well-known innovator of lens and resin technology with over thirty years of experience in the ophthalmic industry, has been named Vice President of Manufacturing for the Company's Invicta Vision subsidiary. Mr. DeRojas has a
B.S. degree in Chemistry and post-graduate studies in lens design and manufacturing. The Company has also recently hired Dr. P.M. Thangamathesvaran as head of Polymer Research and Chemistry. Dr. Thangamathesvaran has a Ph.D. in Aerospace Engineering (Novel Polymetric Binders) from the India Institute of Science and a M.Sc. And B.Sc. in Polymer Chemistry from the University of Madras. He will work with Mr. DeRojas in developing new and innovative products for the Solera -TM- line of photochromic lenses and assisting the Company in its efforts to remain on the cutting-edge of optical technology.

ACTION SERVICES, INC. SUBSIDIARY (AKA Invicta Technologies)

In May, 2000, the Company completed its acquisition of Action Services, Inc., a Tennessee based optical products manufacturer and distributor with operations in Knoxville, TN and Miami, FL. The Company has merged Action Services' operations with the Chemko Optical Supplies Division of its Invicta Vision subsidiary to create ASI, which management believes will be our service center for small customer orders as a chemical and technology supplier to Opticians, Ophthalmologists, Optometrists and optical laboratories worldwide.

By combining the operations of two long-established former competitors, management believes that the new ASI will emerge as a customer service provider in what has to date been a highly-fragmented industry, while allowing the
Company to continue to be a pioneer in developing, manufacturing and distributing innovative, high-quality and high-value products to the optical industry. Additional gains in revenue and profitability are expected from joining ASI's marketing experience with Chemko's patented products and new products under development, and from the economies which are expected to result from combined management, sales forces, advertising campaigns and a state-of-the-art Internet business-to-business presence.

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

BIZ AUCTIONS, INC. SUBSIDIARY (AKA Invicta e-business)

The Company announced on July 14, 2000 that its Invicta Vision subsidiary had agreed to acquire Biz Auctions, Inc., a pioneer in the business-to-business interactive e- auction format whose websites specialize in the ophthalmic industry. The acquisition, which was completed in August, 2000, includes two popular optical industry websites, OpticalAuctions.com and OpticalMall.com.

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

Sunrise Entertainment specializes in high-definition television (HDTV) production and distribution. Its most recent project in the high-definition programming market is "LIVING LEGENDS OF ROCK & ROLL: LIVE FROM ITCHYKOO PARK", the first major rock & roll festival to be shot in HDTV format. The programming has been packaged as both a two-hour special, complete with artists' interviews, and as a 90-minute, music- only version edited for NHK Enterprises America for broadcast on the NHK Japan Network. Sunrise will also begin distribution of its extensive library of finished products, as well as projects in development.

OMNICAST CORP.

On August 2, 2000, the Company entered into an agreement to sell the assets of its Omnicast Corp. subsidiary, which are not synergistic to the Company's focus on optical technology. These assets include fanclubmusic.com, an Internet entertainment content producer and web site which is developing a full-time, video-based transactional network via on-line services, and its $600,000 investment for production costs of the "Itchykoo `99" Classic Rock music festival and over forty hours of high-definition television (HDTV) video and music recordings. The Omnicast Corp. subsidiary has not had any revenues to date. This transaction is expected to close during 2001.

WHYWAIT.COM (FORMERLY DOCUNET, INC.)

On August 17, 1999, the Company exchanged 10,000 shares of its common stock for 80,000 shares of common stock of WhyWait.com, formerly Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock. WhyWait.com is a privately- held Internet-based e-commerce company that has a patented technology and proprietary "Super ATM" machine that will be capable of issuing airline tickets, event tickets, and prepaid phone cards as well as cash. The Company's initial focus is on the U.S. travel industry, where its Personal Travel Agent
(PTA) system search engine software allows end users to reduce transaction time and to self-process travel reservations and itineraries over the Internet while providing them with instantaneous access to a database of pricing, scheduling and seat availability information. The Company intends to liquidate this investment during calendar year 2001.

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

SUBSEQUENT EVENTS

During the first quarter of 2001, the Company received a firm commitment of $5,500,000 in capital through the sale of the Company's Common Stock at the price of $1.00 per Share and the issuance of two Common Stock Purchase Warrants at an exercise price of $2.25 per Share for each Share purchased, which included a 10% over-allotment which was exercised by the investors. The funds were raised by the Company in a private placement without sales commissions, and a portion of the net $5,500,000 proceeds from this funding were utilized to repay the $500,000 Bridge financing. This $5,500,000 funding includes $2,000,000 in short term debt financing obtained by the Company prior to December 31, 2000, which will be converted to equity based on the same terms upon the closing of the entire financing. The entire funding has been received in escrow and the Company has received notice from the private placement investors of their intent to convert all of the debt to Common Stock upon the terms described above. Principal investors in this private placement include LWG Capital LLC., whose managing member is Louis Gleckel, MD. the Chairman of the Board of the Company.

RESULTS OF OPERATIONS

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

THREE MONTHS ENDED MARCH 31, 2000 VS. MARCH 31, 2001

The Company reported a net loss of $610,324 on total revenues of $58,917 during the quarter ended March 31, 2000 as compared to $1,179,266 on total revenues of $324,874 for the current quarter ended March 31, 2001. This represents a loss per share of $(.15) for the quarter ended March 31, 2000 vs. $(.16) during the current quarter ended March 31, 2001.

Selling and administrative expenses were $1,025,800 for the quarter ended March 31, 2001 as compared to $451,703 in 2000. This increase represents the hiring of full time employees and inclusion of the Action Services, Inc. subsidiary in 2001 which was not acquired until May, 2000. The biggest increase in other expenses for the quarter ended March 31, 2001 was interest expenses of $65,836 vs. $3,000 in 2000. This increase is attributable to the convertible notes and is not expected to continue when the notes are converted to equity.

Direct operating expenses for the quarter ended March 31, 2001 of $136,982 include the cost of products sold and may not be indicative of future margins. Research and development expenses in 2001 of $81,137 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment to be installed at the new factory.

CURRENT PLAN OF OPERATIONS

Management anticipates that recent $5.5 million financing completed by the Company will fully fund the national rollout of the Solera -TM- product line as well as the $2.5 million build-out of the Company's new state-of-the-art manufacturing facility in Boca Raton, FL. under the direction of John Catallano, V.P. of Bovis Lend Lease. Completion of the build-out is expected by the end of the second quarter, which should result in a significant increase in manufacturing capacity and sales volume for the second half of 2001. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

It is also anticipated that the Company's investments in Omnicast Corp., WhyWait.com and Linuxlabs, Inc., will all be liquidated during the course of 2001 as part of the Company's business focus on the consumer optical industry.

EFFECT OF INFLATION ON OPERATION

Management believes inflation had no material effect on operations during 1999 and 2000, and expects no material effect during 2001.

SEASONALITY

Management believes seasonality had no material effect on operations during 1999 or 2000 nor should it have a material effect on 2001 results.

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

At March 31, 2001 the Company has working capital of $1,914,369 primarily due to the conversion of outstanding short-term borrowings into equity. During the first quarter of 2001, the Company received a firm commitment of $5,500,000 through the sale of the Company's Common Stock at the price of $1.00 per Share and the issuance of two Common Stock Purchase Warrants at an exercise price of $2.25 per Share for each Share purchased, which included a 10% overallotment which was exercised by the investors. The funds were raised by the Company without sales commissions, and a portion of the net $5,500,000 proceeds from this funding were utilized to repay the $500,000 Bridge financing plus interest as well as to convert approximately $2,000,000 of notes outstanding on December 31, 2000 to equity. The entire funding has been received in escrow and the Company has received notice from the private placement investors of their intent to convert all of their investment, previously recorded as debt, to Common Stock upon the terms described above.

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

THE COMPANY'S BUSINESS WOULD BE SERIOUSLY IMPAIRED IF ITS RIGHTS IN THE EYEAMERICA TECHNOLOGY ARE COMPROMISED IN ANY WAY

The Company believes its patents are strong and comprehensive. However, it is always possible that challenges to the science or to the processes covered within its patents may be filed by competitors, and that it may be required to expend considerable resources in defending its rights. Where patent protection is possible, it is often expensive and time-consuming to obtain. Even if patents are obtained, there can be no assurance that unauthorized persons or entities will not utilize some or all of the Company's technology without compensation to the Company. In addition, third parties may allege that there has been an infringement on their patents or patent rights. Such allegations could result in protracted settlement negotiations or expensive litigation, either of which could adversely affect the Company. Furthermore, future challenges to the Company's ownership of the patents THE PHOTOCHROMIC LENS MARKET IS COMPETITIVE AND THE COMPANY'S BUSINESS MAY NOT DEVELOP

The Company faces entrenched competition from well-funded and highly regarded competitors such as Transitions and Corning. The competitive response of these (and other similar companies) to the introduction of the Company's products cannot be predicted.

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

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF TECHNOLOGY DEVELOPMENT STAGE COMPANIES.

Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market price of securities of development stage companies have been highly volatile.

The market price for Invicta's stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

     -    actual or anticipated variations in our quarterly operating results;

     - announcements of technological innovations or new or services by us or our competitors;

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Report on Form 8-K Filed on February 2, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    INVICTA CORPORATION


May 15, 2001                        by: /s/ Louis W. Gleckel
                                        --------------------
                                        Chairman of the Board

May 15, 2001                        by: /s/ Alan Yuster
                                        ---------------
                                        Alan Yuster
                                        President and Acting CFO