Form 10QSB
period 2001-06-30
INVICTA CORP
filed 2001-08-14
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 2001               Commission File No.33-27652-NY


                      INVICTA CORPORATION AND SUBSIDIARIES
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

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001 is of one class of $.01 par value common stock was 13,283,465.

                                                INVICTA CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                       (FORMERLY BUSINESSNET HOLDINGS CORP.)


                                      INDEX


                                                                          Page
                                                                          ----
PART I            FINANCIAL INFORMATION

         Consolidated Balance Sheet - June 30, 2001                         3

         Consolidated Statements of Operations - Three Months
           Ended June 30, 2000 and 2001                                     4

         Consolidated Statements of Operations - Six Months
           Ended June 30, 2000 and 2001                                     5

         Consolidated Statement of Cash Flows - Six Months
           Ended June 30, 2000 and 2001                                     6

         Notes to the Consolidated Financial Statements                     7

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                            11

PART II           OTHER INFORMATION

         Item 1.           Legal Proceedings                               17

         Item 2.           Changes in Securities                           17

         Item 3.           Defaults Upon Senior Securities                 17

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                              17

         Item 5.           Other Information                               17

         Item 6.           Exhibits and Reports on Form 8-K                17

Signature Page                                                             18

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

ASSETS

Current assets
  Cash                                                             $  1,097,945
  Accounts receivable, net                                              258,089
  Inventory                                                             303,292
  Prepaid expenses and other current assets                             120,542
                                                                   ------------

      Total current assets                                            1,779,868
                                                                   ------------

Fixed assets, net of accumulated depreciation of $50,528              1,754,788
                                                                   ------------

Patents and other intangibles, net of accumulated
  amortization of $809,459                                            7,403,228
                                                                   ------------

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,375,449                                           388,965
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $475,795                              171,000
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               420,964
                                                                   ------------

      Total other assets                                              1,088,929
                                                                   ------------

      TOTAL ASSETS                                                   12,026,813
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                               1,251,829
  Other short-term loans                                                 58,510
                                                                   ------------

      Total current liabilities                                       1,310,339
                                                                   ------------

Short term note, expected to be repaid from equity                       81,912
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000
    shares authorized; 13,283,465 issued
    and outstanding at June 30, 2001                                    132,835
  Additional Paid-In Capital                                         23,042,871
  Deferred compensation                                                 (77,777)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (12,463,367)
                                                                   ------------

      Total Stockholders' Equity                                     10,634,562
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 12,026,813
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




                                   INVICTA CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY BUSINESSNET HOLDINGS CORP.)
                            CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)


                                                                                  From
                                                                                January 1,
                                                                                  1998
                                                                                (Date of
                                                     For the                 Reorganization)
                                               Three Months Ended                  to
                                                     June 30,                    June 30,
                                              2000              2001               2001
                                          ------------      ------------      ------------
Total Revenue                             $     52,298      $    343,861      $  1,504,484
                                          ------------      ------------      ------------

Operating Expenses
  Direct operating expenses                     34,934           160,664           774,248
  Research and development                       6,300            64,314           356,573
  Selling, general and administrative
    expenses                                   886,924         1,072,289         5,587,396
  Depreciation and amortization                122,521           165,407           859,986
  Non-cash charges for common stock
    and warrant compensation                    55,000             8,334         4,115,061
                                          ------------      ------------      ------------

      Total expenses                         1,105,679         1,471,008        11,693,264
                                          ------------      ------------      ------------

Loss from operations                        (1,053,381)       (1,127,147)      (10,188,780)
                                                            ------------      ------------

Other income (expenses)
  Interest and dividend income                    --                --               2,723
  Reserve for decline in value of
    investments                                   --                --          (2,049,295)
  Interest expense                              (4,659)           (1,998)         (126,566)
  Income (Loss) from unconsolidated
  subsidiary                                   (18,284)          (19,215)         (101,449)
                                          ------------      ------------      ------------

      Total other income (expense)             (22,943)          (21,213)       (2,274,587)
                                          ------------      ------------      ------------

Loss before income taxes                    (1,076,324)       (1,148,360)      (12,463,367)

Provision for taxes                               --                --                --
                                          ------------      ------------      ------------

      Net Loss                            $ (1,076,324)     $ (1,148,360)     $(12,463,367)
                                          ============      ============      ============


Loss per share                            $       (.20)     $       (.12)
                                          ============      ============

Average shares outstanding                   5,457,963         9,646,049
                                          ============      ============













See notes to the consolidated financial statements.


                                    INVICTA CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                           (FORMERLY BUSINESSNET HOLDINGS CORP.)
                             CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)


                                                                                 From
                                                                               January 1,
                                                                                  1998
                                                                                (Date of
                                                      For the                Reorganization)
                                                 Six Months Ended                  to
                                                      June 30,                   June 30,
                                              2000              2001               2001
                                          ------------      ------------      ------------
Total Revenue                             $    111,215      $    668,735      $  1,504,484
                                          ------------      ------------      ------------

Operating Expenses
  Direct operating expenses                     67,444           297,646           774,248
  Research and development expenses              6,300           145,451           356,573
  Selling, general and administrative
    expenses                                 1,338,627         2,098,089         5,587,396
  Depreciation and amortization                186,110           330,814           859,986
  Non-cash charges for common stock
    and warrant compensation                    55,000            16,668        11,115,061
                                          ------------      ------------      ------------

      Total Operating Expenses               1,653,681         2,888,668        11,693,264
                                          ------------      ------------      ------------

Loss from operations                        (1,542,466)       (2,219,933)      (10,188,780)
                                          ------------      ------------      ------------

Other income (expenses)
  Interest and dividend income                    --                 706             2,723
  Reserve for decline in value of
    investments                                   --                --          (2,049,295)
  Interest expense                              (7,659)          (67,834)         (126,566)
  Income (loss) from unconsolidated
    subsidiary                                  (2,572)          (40,565)         (101,449)
                                          ------------      ------------      ------------

      Total other income (expense)             (10,231)         (107,693)       (2,274,587)
                                          ------------      ------------      ------------

Loss before income taxes                    (1,552,697)       (2,327,626)      (12,463,367)

Provision for income taxes                        --                --                --
                                          ------------      ------------      ------------

      Net Loss                            $ (1,552,697)     $ (2,327,626)     $(12,463,367)
                                          ============      ============      ============




Loss per share                            $       (.32)     $       (.27)
                                          ============      ============


Average shares outstanding                   4,846,298         8,621,747
                                          ============      ============










See notes to the consolidated financial statements.

                                       -5-




                                           INVICTA CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                  (FORMERLY BUSINESSNET HOLDINGS CORP.)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)

                                                                                          From
                                                                                        January 1,
                                                                                           1998
                                                                                          (Date of
                                                               For the                 Reorganization)
                                                           Six Months Ended                  to
                                                               June 30,                   June 30,
                                                       2000               2001              2001
                                                    ------------      ------------      ------------
Operating Activities
Cash Flows provided by
  Operating Activities:
  Net (loss)                                        $ (1,552,697)     $ (2,327,626)     $(12,463,367)
  Adjustments to reconcile net loss
    to cash provided by operating
    activities:
  Expense paid by issuance of
    common stock and warrants                            267,491            16,668         4,115,061
  Reserve for decline in market value                       --                --           2,049,295
  (Income)Loss from unconsolidated
    subsidiary                                             2,572            40,565           101,449
  Depreciation and amortization                          186,110           330,814           859,986
  (Increase) in accounts receivable                         --            (149,838)          (91,627)
  (Increase) in other current assets                     (27,039)          (56,058)         (113,503)
  (Increase) in inventory                                   --             (89,243)         (208,523)
  (Increase) in deposits and other assets                   --            (318,582)         (415,758)
  Increase in accounts payable and
    accrued expenses                                      59,316           496,235         1,114,460
                                                    ------------      ------------      ------------

Net cash (used in) operating activities               (1,064,247)       (2,057,065)       (5,052,527)
                                                    ------------      ------------      ------------

INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
  Entertainment assets                                      --                --            (646,795)
  Acquisition of fixed assets                           (640,498)         (465,850)       (1,763,594)
  Investment in Linux Labs                                  --                --            (300,000)
  Cash Payment for intangible assets                        --             (43,250)         (658,250)
                                                    ------------      ------------      ------------

Net cash (used in) investing activities                 (640,498)         (509,100)       (3,368,639)
                                                    ------------      ------------      ------------


FINANCING ACTIVITIES
Cash Flows From (Used) In Financing Activities:
  Proceeds from notes                                       --                --           2,460,000
  Payment on notes                                          --          (2,514,091)       (2,764,091)
  Payment on bank debt                                      --             (75,485)         (136,897)
  Proceeds from the issuance of
    convertible preferred stock                             --                --             300,000
  Proceeds from the issue of
    common stock                                       2,149,000         5,500,000         9,711,325
  Cash acquired in acquisitions                             --                --               3,406
  Payment on capital lease obligations                      --              (4,429)          (15,279)
  Repurchase of common stock                                --             (40,000)          (40,000)
                                                    ------------      ------------      ------------

Net cash from financing activities                     2,149,000         2,865,995         9,518,464
                                                    ------------      ------------      ------------

Net increase (decrease) in cash                          444,255           299,830         1,097,298

Cash, beginning of period                                    150           798,115               647
                                                    ------------      ------------      ------------

Cash, end of period                                 $    444,405      $  1,097,945      $  1,097,945
                                                    ============      ============      ============

See notes to the consolidated financial statements.



                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2000.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In March 2000, the FASB issued Interpretation (FIN) No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25" "FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications of the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions of the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Invicta Corporation commencing with its 2002 fiscal year. Invicta Corporation is currently evaluating the impact these statements will have on its results of operations and financial position.

NOTE B. RELATED PARTY TRANSACTIONS

During 2000, the Company paid legal fees through the issuance of common stock to its prior president and different attorneys, whom were already shareholders, valued at $215,063 for the six months ended June 30, 2000.

Included in prepaid expense and other current assets at June 30, 2001 is $51,550 due from various officers, from advances expected to be repaid from compensation, bearing no interest.

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES

At June 30, 2001, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of a reserve for market decline of $475,795. These companies are privately held and although both contemplate completing their initial public offering or another capital event, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public financial information is available at this time.

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 870,000 shares of the Company's common stock and other consideration for the acquisition and assistance with completion of the "Itchykoo" project, valued at $1,740,000. Sunrise is a privately held company. The Company accounts for this investment under the equity method. Included in the Statement of Operations for the six months ended June 30, 2000 and 2001 is $(2,572) and $(40,565) of the Company's share of the income (loss) from this unconsolidated subsidiary.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



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

                        Pro-forma Consolidated Condensed
                             Statement of Operations
                     for the Six Months Ended June 30, 2000
                                   (Unaudited)

Proforma Revenue - eyewear components                               $   825,317
                                                                    -----------

Direct operating expenses                                               421,560
Other expenses                                                        2,054,781
                                                                    -----------

Proforma Net Loss                                                   $(1,651,024)
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

Utilization of net operating losses generated through June 30, 2001 may be limited due to changes in ownership that have occurred.

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

RESULTS OF OPERATIONS

The Company reported no revenue in 1998 and 1999, and recorded its initial revenue in the Eye America subsidiary during the March, 2000 quarter. During the quarter ended June, 2000, the Company also began recording revenue from its acquisitions of True-Lite, Inc. and Action Services, inc. and during the quarter ended September 30, 2000, the Company began recording revenue from its acquisition of Biz Auctions, Inc.

THREE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 2001

The Company reported a net loss of $1,076,324 on total revenues of $52,298 during the quarter ended June 30, 2000 as compared to a net loss of $1,148,360 on total revenues of $343,861 for the current quarter ended June 30, 2001. This represents a loss per share of $(.20) for the quarter ended June 30, 2000 vs. $(.12) during the current quarter ended June 30, 2001.

Selling and administrative expenses were $1,072,289 for the quarter ended June 30, 2001 as compared to $886,924 in 2000. This increase represents the hiring of full time employees and inclusion of the Action Services, Inc. subsidiary in 2001 which was not acquired until May, 2000.

Direct operating expenses for the quarter ended June 30, 2001 of $160,664 include the cost of products sold and may not be indicative of future margins. Research and development expenses in the quarter ended June 30, 2001 of $64,314 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment to be installed at the new factory.

SIX MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 2001

The Company reported a net loss of $1,552,697 on total revenues of $111,215 during the six months ended June 30, 2000 as compared to a net loss of $2,327,626 on total revenues of $668,735 for the current six months ended June 30, 2001. This represents a loss per share of $(.32) for the six months ended June 30, 2000 vs. $(.27) during the six months ended June 30, 2001.

Selling and administrative expenses were $2,098,089 for the six months ended June 30, 2001 as compared to $1,338,627 in 2000. This increase represents the hiring of full time employees and inclusion of the Action Services, Inc. subsidiary in 2001 which was not acquired until May, 2000.

Direct operating expenses for the six months ended June 30, 2001 of $297,646 include the cost of products sold and may not be indicative of future margins. Research and development expenses in the six months ended June 30, 2001 of $145,451 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment to be installed at the new factory.

CURRENT PLAN OF OPERATIONS

Management anticipates that the recent $5.5 million equity placement financing completed by the Company will fund the initial national and international rollout of the Solera -TM- product line as well as the $2.5 million build-out of the Company's new state-of-the-art manufacturing facility in Boca Raton, FL. under the direction of John Catallano, V.P. of Bovis Lend Lease. Completion of the build-out is expected this year, which should result in a significant increase in manufacturing capacity and sales volume for the second half of 2001. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

It is also anticipated that the Company's investments in Omnicast Corp., WhyWait.com and Linuxlabs, Inc., will all be liquidated during the course of 2001 as part of the Company's business focus on the consumer optical industry.

GENERAL INTRODUCTION AND BUSINESS STRATEGY

Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan and acquisition program on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through its subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, including the patented SOLERA-TM- line of photochromic fashion lenses which are presently being marketed nationally, and expect to be marketed internationally, by next year.

Management believes that its recent and pending acquisitions within this industry have provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA-TM- line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry. In addition, its acquisition of Biz Auctions, Inc. has provided the Company with two popular optical industry business-to- business websites, OpticalAuctions.com and OpticalMall.com. Our most exciting product line-the patented Solera(TM) lenses- has recently introduced to the world a unique and innovative consumer lens products. These fashion photochromic lenses, manufactured with our patented Solera process, allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function, and include yellow, orange, rose, violet, blue, teal, brown and gray. The lenses change very quickly from the fashion color density indoors to sunglass density color outdoors. They maintain their true color throughout the photochromic process, and also feature ultraviolet and scratch protection. The lenses are presently available in both non-prescription (plano) and prescription form.

As a result of the continuing operations of its recently acquired subsidiaries and the commencement of full-scale production and marketing of the Company's SOLERA-TM- line of photochromic lenses, management expects a significant increase in revenues and to enhance a positive monthly run-rate of earnings from operations during the second half of 2001 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale are achieved.

MANUFACTURING

The Company's present manufacturing facilities equipment are currently being replaced by a new $2.5 million manufacturing facility that is four times our current size, and features state-of-the-art manufacturing and robotic technology. During the second half of this year, we expect to hit optimal running rates in the new facility.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2000 the Company had an outstanding $500,000 short-term Bridge financing which was repaid in March, 2001. The Company expects that it will achieve significant revenue growth during the second half of 2001 from the national roll-out of its patented SOLERA (TM) photochromic product line, and that it will continue to be able to finance its capital requirements in the future through cash generated from operations and borrowings from possible new credit facilities including equipment lease financing.

At June 30, 2001 the Company has working capital of $469,529 primarily due to the conversion of outstanding short-term borrowings into equity. In May 2001, the Company received additional capital of $5,500,000 through the sale of the Company's Common Stock at the price of $1.00 per Share and the issuance of two Common Stock Purchase Warrants at an exercise price of $2.25 per Share for each Share purchased, which included a 10% overallotment which was exercised by the investors. The funds were raised by the Company without sales commissions, and a portion of the net $5,500,000 proceeds from this funding were utilized to repay the $500,000 Bridge financing plus interest as well as to convert approximately $2,000,000 of notes outstanding on December 31, 2000 to equity.

Principal investors in this private placement included LWG Capital LLC, whose managing member is Louis Gleckel, MD, the Chairman of the Board of the Company, Robert Fromer, and Gary Wexler. Mr. Fromer is in private law practice in New York as Managing Partner of Hartman & Craven, LLP, and has served as a Director of numerous public and private corporations including Telerate, Inc. (NYSE), the Fur Vault (ASE) and Nicholas Applegate Growth Fund, Inc. He is also a Trustee of numerous philanthropic institutions. Mr. Wexler is President of We're Associates, inc., one of Long Island's largest privately-owned real estate development and management companies.

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

RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

THE COMPANY IS A DEVELOPMENT STAGE COMPANY

The Company remains in the development stage, as it has not yet commenced planned commercial operations of its new factory to deliver a full range of prescriptive lenses. Since inception, the Company has been engaged principally in the development of its patents. Therefore, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the competitive lenswear industry, as well as those risks encountered in the shift development to commercialization of new technology and products or services based upon such technology.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of June 30, 2001 the Company had only limited sales of its photochromic and chemical products. The Company is only now beginning to market its photochromic products to the industry. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

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

                                   INVICTA CORPORATION


August 13, 2001                     by: /s/ Louis W. Gleckel
                                        -------------------------
                                        Chairman of the Board

August 13, 2001                     by: /s/ Alan Yuster
                                        -------------------------
                                        Alan Yuster
                                        President and Acting CFO