Form 10QSB
period 2001-09-30
INVICTA CORP
filed 2001-11-15
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2001       Commission File No.33-27652-NY




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

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2001 is of one class of $.01 par value common stock was 13,283,465.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)


                                      INDEX


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet - September 30, 2001......................3

         Consolidated Statements of Operations - Three Months
           Ended September 30, 2000 and 2001..................................4

         Consolidated Statements of Operations - Nine Months
           Ended September 30, 2000 and 2001..................................5

         Consolidated Statement of Cash Flows - Nine Months
           Ended June 30, 2000 and 2001.......................................6

         Notes to the Consolidated Financial Statements.......................7

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................12

PART II  OTHER INFORMATION

         Item 1.           Legal Proceedings.................................20

         Item 2.           Changes in Securities.............................20

         Item 3.           Defaults Upon Senior Securities...................20

         Item 4.           Submission of Matters to a Vote of
                             Security Holders................................20

         Item 5.           Other Information.................................20

         Item 6.           Exhibits and Reports on Form 8-K..................20

Signature Page...............................................................21

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)
ASSETS

Current assets
  Cash                                                             $    416,803
  Accounts receivable, net                                              265,734
  Inventory                                                             372,053
  Prepaid expenses and other current assets                             206,036
                                                                   ------------

      Total current assets                                            1,260,626
                                                                   ------------

Fixed assets, net of accumulated depreciation of $50,528              1,941,808
                                                                   ------------

Patents and other intangibles, net of accumulated
  amortization of $966,866                                            7,245,821
                                                                   ------------

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,380,449                                           383,965
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $475,795                              171,000
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               420,388
                                                                   ------------

      Total other assets                                              1,083,353
                                                                   ------------

      TOTAL ASSETS                                                   11,531,608
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                 718,707
  Current portion of Capital Lease                                      311,856
  Other short-term loans                                                135,975
                                                                   ------------

      Total current liabilities                                       1,166,538
                                                                   ------------

  Capital Lease, net of current portion                                 314,360
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000
    shares authorized; 13,283,465 issued
    and outstanding at September 30, 2001                               132,835
  Additional Paid-In Capital                                         23,042,872
  Deferred compensation                                                 (69,443)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (13,055,554)
                                                                   ------------

      Total Stockholders' Equity                                     10,050,710
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 11,531,608
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


                                  INVICTA CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                         (FORMERLY BUSINESSNET HOLDINGS CORP.)
                            CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)


                                                                             From
                                                                          January 1,
                                                                             1998
                                                                          (Date of
                                                  For the              Reorganization)
                                            Three Months Ended               to
                                                September 30,           September 30,
                                            2000           2001             2001
                                        ------------    ------------    ------------
Total Revenue                           $    399,183    $    388,669    $  1,893,153
                                        ------------    ------------    ------------

Operating Expenses
  Direct operating expenses                  181,484         143,897         918,145
  Research and development                      --            45,809         402,382
  Selling, general and administrative
    expenses                               1,142,426         621,953       6,209,349
  Depreciation and amortization              163,167         157,407       1,017,393
  Non-cash charges for common stock
    and warrant compensation                    --             8,334       4,123,395
                                        ------------    ------------    ------------

      Total expenses                       1,487,077         977,400      12,670,664
                                        ------------    ------------    ------------

Loss from operations                      (1,087,894)       (588,731)    (10,777,511)
                                        ------------    ------------    ------------

Other income (expenses)
  Interest and dividend income                  --             2,238           4,961
  Reserve for decline in value of
    investments                                 --              --        (2,049,295)
  Interest expense                              --              (694)       (127,260)
  Income (Loss) from unconsolidated
  subsidiary                                 (15,061)         (5,000)       (106,449)
                                        ------------    ------------    ------------

      Total other income (expense)           (15,061)         (3,456)     (2,278,043)
                                        ------------    ------------    ------------

Loss before income taxes                  (1,102,955)       (592,187)    (13,055,554)

Provision for taxes                             --              --              --
                                        ------------    ------------    ------------

      Net Loss                          $ (1,102,955)   $   (592,187)   $(13,055,554)
                                        ============    ============    ============


Loss per share                          $       (.19)   $       (.05)
                                        ============    ============

Average shares outstanding                 5,834,541      11,615,245
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



                                  INVICTA CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                         (FORMERLY BUSINESSNET HOLDINGS CORP.)
                            CONSOLIDATED STATEMENT OF INCOME
                                      (Unaudited)


                                                                            From
                                                                          January 1,
                                                                            1998
                                                                          (Date of
                                                  For the              Reorganization)
                                             Nine Months Ended              to
                                                September 30,          September 30,
                                            2000            2001           2001
                                        ------------    ------------    ------------
Total Revenue                           $    510,398    $  1,057,404    $  1,893,153
                                        ------------    ------------    ------------

Operating Expenses
  Direct operating expenses                  249,128         441,543         918,145
  Research and development expenses            6,300         191,260         402,382
  Selling, general and administrative
    expenses                               2,481,053       2,720,042       6,209,349
  Depreciation and amortization              349,277         488,221       1,017,393
  Non-cash charges for common stock
    and warrant compensation                  55,000          25,002       4,123,395
                                        ------------    ------------    ------------

      Total Operating Expenses             3,140,758       3,866,068      12,670,664
                                        ------------    ------------    ------------

Loss from operations                      (2,630,360)     (2,808,664)    (10,777,511)
                                        ------------    ------------    ------------

Other income (expenses)
  Interest and dividend income                  --             2,944           4,961
  Reserve for decline in value of
    investments                                 --              --        (2,049,295)
  Interest expense                            (7,659)        (68,528)       (127,260)
  Income (loss) from unconsolidated
    subsidiary                               (17,633)        (45,565)       (106,449)
                                        ------------    ------------    ------------

      Total other income (expense)           (25,292)       (111,149)     (2,278,043)
                                        ------------    ------------    ------------

Loss before income taxes                  (2,655,652)     (2,919,813)    (13,055,554)

Provision for income taxes                      --              --              --
                                        ------------    ------------    ------------

      Net Loss                          $ (2,655,652)   $ (2,919,813)   $(13,055,554)
                                        ============    ============    ============



Loss per share                          $       (.51)   $       (.28)
                                        ============    ============

Average shares outstanding                 5,173,359      10,334,414
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




                                     INVICTA CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                            (FORMERLY BUSINESSNET HOLDINGS CORP.)
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)


                                                                                 From
                                                                              January 1,
                                                                                 1998
                                                                               (Date of
                                                       For the              Reorganization)
                                                  Nine Months Ended              to
                                                     September 30,            September 30,
                                                 2000          2001              2001
                                             ------------    ------------    ------------
Operating Activities
Cash Flows provided by
  Operating Activities:
  Net (loss)                                 $ (2,655,652)   $ (2,919,813)   $(13,055,554)
  Adjustments to reconcile net loss
    to cash provided by operating
    activities:
  Expense paid by issuance of
    common stock and warrants                     270,063          25,002       4,123,395
  Reserve for decline in market value                --              --         2,049,295
  (Income)Loss from unconsolidated
    subsidiary                                       --            45,565         106,449
  Depreciation and amortization                   349,277         488,222       1,017,394
  (Increase) in accounts receivable                  --          (157,483)        (99,272)
  (Increase) in other current assets              (53,953)       (141,552)       (198,997)
  (Increase) in inventory                            --          (158,004)       (277,284)
  (Increase) in deposits and other assets        (292,290)       (296,855)       (394,031)
  (Decrease) in accounts payable and
    accrued expenses                              117,090         (14,471)        603,754
                                             ------------    ------------    ------------
Net cash (used in) operating activities        (2,265,465)     (3,129,389)     (6,124,851)
                                             ------------    ------------    ------------

INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
  Entertainment assets                               --              --          (646,795)
  Acquisition of fixed assets                    (665,687)       (698,435)     (1,996,179)
  Investment in Linux Labs                           --              --          (300,000)
  Cash payment for intangible assets                 --           (43,250)       (658,250)
                                             ------------    ------------    ------------
Net cash (used in) investing activities          (665,687)       (741,685)     (3,601,224)
                                             ------------    ------------    ============

FINANCING ACTIVITIES
Cash Flows From (Used) In Financing
  Activities:
  Proceeds from Capital Lease                        --           656,216         656,216
  Proceeds from notes                                --              --         2,460,000
  Payment on notes                                   --        (2,514,091)     (2,764,091)
  Payment on bank debt                               --           (75,485)       (136,897)
  Proceeds from the issuance of
    convertible preferred stock                      --              --           300,000
  Proceeds from the issue of
    common stock                                3,313,613       5,500,000       9,711,325
  Cash acquired in acquisitions                      --              --             3,406
  Payment on capital lease obligations               --           (36,878)        (47,728)
  Repurchase of common stock                         --           (40,000)        (40,000)
                                             ------------    ------------    ------------
Net cash from financing activities              3,313,613       3,489,762      10,142,231
                                             ------------    ------------    ------------

Net increase (decrease) in cash                   382,461        (381,312)        416,156
Cash, beginning of period                             150         798,115             647
                                             ------------    ------------    ------------

Cash, end of period                          $    381,611    $    416,803    $    416,803
                                             ============    ============    ============

See notes to the consolidated financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS -Invicta Corporation (formerly BusinessNet Holdings Corp.)(the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.. The primary business of Invicta is to design, develop, manufacture and market high quality prescriptionable sunglass lens and eyewear products.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2000.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations as incurred.

REVENUE RECOGNITION - As required, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin "(SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its products in accordance with SAB No. 101. Revenues during the periods presented primarily represent the reselling of certain eyewear components in the Action Services, Inc. subsidiary. The Company has yet to record material revenue from its planned principle operations of prescriptionable sunglass lenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

A. In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Invicta Corporation commencing with its 2002 fiscal year. Invicta Corporation is currently evaluating the impact these statements will have on its results of operations and financial position.

B. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years begining after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE B. RELATED PARTY TRANSACTIONS

During 2000, the Company paid legal fees through the issuance of common stock to its prior president and different attorneys, whom were already shareholders, valued at $270,063 for the nine months ended September 30, 2000.

Included in prepaid expense and other current assets at September 30, 2001 is $91,550 due from various officers, from advances expected to be repaid from compensation, bearing no interest.

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES

At September 30, 2001, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of a reserve for market decline of $475,795. These companies are privately held and although both contemplate completing their initial public offering or another capital event, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public financial information is available at this time.

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 270,000 shares of the Company's common stock and other consideration for the acquisition and 600,000 shares of the company's common stock for assistance with completion of the "Itchykoo" project, valued at a total of $1,740,000. Sunrise is a privately held company. The Company accounts for this investment under the equity method. Included in the Statement of Operations for the nine months ended September 30, 2001 is $(45,565) of the Company's share of the income (loss) from this unconsolidated subsidiary.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      (FORMERLY BUSINESSNET HOLDINGS CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

Utilization of net operating losses generated through September 30, 2001 may be limited due to changes in ownership that have occurred.

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

RESULTS OF OPERATIONS

The Company reported no revenue in 1998 and 1999, and recorded its initial revenue in the Eye America subsidiary during the March, 2000 quarter. During the quarter ended June, 2000, the Company also began recording revenue from its acquisitions of True-Lite, Inc. and Action Services, Inc. and during the quarter ended September 30, 2000, the Company began recording revenue from its acquisition of Biz Auctions, Inc. The Company has yet to record material revenue from its planned principle operation of the manufacture and marketing of prescriptionable sunglass lenses.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 2001

The Company reported a net loss of $1,102,955 on total revenues of $399,183 during the quarter ended September 30, 2000 as compared to a net loss of $(592,187) on total revenues of $388,669 for the current quarter ended September 30, 2001. This represents a loss per share of $.19 for the quarter ended September 30, 2000 as compared to a loss per share of $.05 during the current quarter ended September 30, 2001. Selling and administrative expenses were $621,953 for the quarter ended September 30, 2001 as compared to $1,142,426 for the same period in 2000. This decrease represents a reduction primarily in marketing expenses during the current quarter, which management intends on curtailing until the Company's factory is operable. Direct operating expenses for the quarter ended September 30, 2001 were $143,897 and include the cost of products sold, representing 37% of revenue, as opposed to $181,484 during the three months ended September 30, 2000, or 45% of revenue, and may not be indicative of future margins. Research and development expenses in the quarter ended September 30, 2001 of $45,809 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment to be installed at the new factory.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 2001

The Company reported a net loss of $2,655,652 on total revenues of $510,398 during the nine months ended September 30, 2000 as compared to a net loss of $2,919,813 on total revenues of $1,057,404 for the current nine months ended September 30, 2001. This represents a loss per share of $.51 for the nine months ended September 30, 2000 as compared to a loss per share of $.28 during the current nine months ended September 30, 2001. Selling and administrative expenses were $2,720,042 for the nine months ended September 30, 2001 as compared to $2,481,053 in 2000. This year to date increase represents the hiring of full time employees and the inclusion of the Action Services, Inc. subsidiary for all nine months of 2001 compared to only four months for the same period in 2000 as Action Services, Inc. was not acquired until May of 2000.

Direct operating expenses for the nine months ended September 30, 2001 of $441,543, representing 41.7% of revenue, as compared to $249,128, representing 48.8% of revenue, for the nine months ended September 30, 2000, include the cost of products sold and may not be indicative of future margins. Research and development expenses in the nine months ended September 30, 2001 of $191,260 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment to be installed at the new factory.

CURRENT PLAN OF OPERATIONS

Management anticipates that the recent $5.5 million equity placement financing completed by the Company will fund the initial national and international rollout of the Solera -TM- product line as well as the $2.5 million build-out of the Company's new state-of-the-art manufacturing facility in Boca Raton, FL. under the direction of John Catallano, V.P. of Bovis Lend Lease. Completion of the build-out is expected late this year, which should result in a significant increase in manufacturing capacity and sales volume for the second half of 2001. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale achieved.

It is also anticipated that the Company's investments in Omnicast Corp., WhyWait.com and Linuxlabs, Inc., will all be liquidated during the course of 2001, or as soon as practicable, as part of the Company's business focus on the consumer optical industry.

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

Management believes that its recent and pending acquisitions within this industry have provided the Company with a state-of-the-art research and development facility, a new lens production facility for the patented SOLERA-TM- line of fashion photochromic lenses, and new capabilities for manufacturing and distributing laboratory equipment, chemicals and supplies to the worldwide optical industry. In addition, its acquisition of Biz Auctions, Inc. has provided the Company with two popular optical industry business-to- business websites, OpticalAuctions.com and OpticalMall.com. Our most exciting product line-the patented Solera(TM) lenses- has recently introduced to the world a unique and innovative consumer lens products. These fashion photochromic lenses, manufactured with our patented Solera process, allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function, and include yellow, orange, rose, violet, blue, teal, brown and gray. The lenses change very quickly from the fashion color density indoors to sunglass density color outdoors. They maintain their true color throughout the photochromic process, and also feature ultraviolet and scratch protection. The lenses are presently available in both non-prescription (plano) and prescription form. The Company has not begun full scale production of its prescriptionable lenses as the Company's new factory has not commenced output.

As a result of the continuing operations of its recently acquired subsidiaries and the commencement of full-scale production and marketing of the Company's SOLERA-TM- line of photochromic lenses, management expects a significant increase in revenues and to enhance a positive monthly run-rate of earnings from operations during the fourth quarter of 2001 and going forward. Continuing improvements in operating margins are also expected as newly-acquired operations are integrated and economies of scale are achieved.

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

At September 30, 2001 the Company has working capital of $94,088. In May 2001, the Company received additional capital of $5,500,000 through the sale of the Company's Common Stock at the price of $1.00 per Share and the issuance of two Common Stock Purchase Warrants at an exercise price of $2.25 per Share for each Share purchased, which included a 10% overallotment which was exercised by the investors. The funds were raised by the Company without sales commissions, and a portion of the net $5,500,000 proceeds from this funding were utilized to repay the $500,000 Bridge financing plus interest as well as to convert approximately $2,000,000 of notes outstanding on December 31, 2000 to equity. During the quarter ended September 30, 2001, the Company received approximately $656,000 from the capital lease of certain factory equipment.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of September 30, 2001 the Company had only limited sales of its photochromic and chemical products. The Company is only now beginning to market its prescriptionable photochromic products to the industry. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses upon the operability of its new factory. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

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

ITEM 1.           LEGAL PROCEEDINGS

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

                                       INVICTA CORPORATION


 November 14 , 2001                     by: /s/ Louis W. Gleckel
                                        -------------------------
                                        Chairman of the Board

 November 14 , 2001                     by: /s/ Alan Yuster
                                        -------------------------
                                        Alan Yuster
                                        President and Acting CFO