Form 10QSB/A
period 2001-09-30
INVICTA CORP
filed 2001-11-15
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A




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


                                                       INDEX


                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

                  Consolidated Balance Sheet - September 30, 2001.................................................3

                  Consolidated Statements of Operations - Three Months
                    Ended September 30, 2000 and 2001.............................................................4

                  Consolidated Statements of Operations - Nine Months
                    Ended September 30, 2000 and 2001.............................................................5

                  Consolidated Statement of Cash Flows - Nine Months
                    Ended June 30, 2000 and 2001..................................................................6

                  Notes to the Consolidated Financial Statements..................................................7

                  Management's Discussion and Analysis of Financial
                    Conditions and Results of Operations.........................................................12

PART II           OTHER INFORMATION

                  Item 1.           Legal Proceedings............................................................20

                  Item 2.           Changes in Securities........................................................20

                  Item 3.           Defaults Upon Senior Securities..............................................20

                  Item 4.           Submission of Matters to a Vote of
                                      Security Holders...........................................................20

                  Item 5.           Other Information............................................................20

                  Item 6.           Exhibits and Reports on Form 8-K.............................................20

Signature Page...................................................................................................21





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



                                  INVICTA CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)
                         (FORMERLY BUSINESSNET HOLDINGS CORP.)
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Unaudited)


                                                                                From
                                                                              January 1,
                                                                                1998
                                                                              (Date of
                                                      For the               Reorganization)
                                                  Nine Months Ended              to
                                                    September 30,            September 30,
                                                 2000           2001             2001
                                             ------------    ------------    ------------
Operating Activities
Cash Flows provided by
  Operating Activities:
  Net (loss)                                 $ (2,655,652)   $ (2,919,813)   $(13,055,554)
  Adjustments to reconcile net loss
    to cash provided by operating
    activities:
  Expense paid by issuance of
    common stock and warrants                     270,063          25,002       4,123,395
  Reserve for decline in market value                --              --         2,049,295
  (Income)Loss from unconsolidated
    subsidiary                                       --            45,565         106,449
  Depreciation and amortization                   349,277         488,222       1,017,394
  (Increase) in accounts receivable                  --          (157,483)        (99,272)
  (Increase) in other current assets              (53,953)       (141,552)       (198,997)
  (Increase) in inventory                            --          (158,004)       (277,284)
  (Increase) in deposits and other assets        (292,290)       (296,855)       (394,031)
  (Decrease) in accounts payable and
    accrued expenses                              117,090         (14,471)        603,754
                                             ------------    ------------    ------------
Net cash (used in) operating activities        (2,265,465)     (3,129,389)     (6,124,851)
                                             ------------    ------------    ------------

INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
  Entertainment assets                               --              --          (646,795)
  Acquisition of fixed assets                    (665,687)       (698,435)     (1,996,179)
  Investment in Linux Labs                           --              --          (300,000)
  Cash payment for intangible assets                 --           (43,250)       (658,250)
                                             ------------    ------------    ------------
Net cash (used in) investing activities          (665,687)       (741,685)     (3,601,224)
                                             ------------    ------------    ------------

FINANCING ACTIVITIES
Cash Flows From (Used) In Financing
  Activities:
  Proceeds from Capital Lease                        --           656,216         656,216
  Proceeds from notes                                --              --         2,460,000
  Payment on notes                                   --        (2,514,091)     (2,764,091)
  Payment on bank debt                               --           (75,485)       (136,897)
  Proceeds from the issuance of
    convertible preferred stock                      --              --           300,000
  Proceeds from the issue of
    common stock                                3,313,613       5,500,000       9,711,325
  Cash acquired in acquisitions                      --              --             3,406
  Payment on capital lease obligations               --           (36,878)        (47,728)
  Repurchase of common stock                         --           (40,000)        (40,000)
                                             ------------    ------------    ------------
Net cash from financing activities              3,313,613       3,489,762      10,142,231
                                             ------------    ------------    ------------

Net increase (decrease) in cash                   382,461        (381,312)        416,156
Cash, beginning of period                             150         798,115             647
                                             ------------    ------------    ------------

Cash, end of period                          $    381,611    $    416,803    $    416,803
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

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS - Invicta Corporation (formerly BusinessNet Holdings Corp.)(the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.. The primary business of Invicta is to design, develop, manufacture and market high quality prescriptionable sunglass lens and eyewear products.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

         In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Pre-acquisition Contingencies of
                                                 =
Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Invicta Corporation commencing with its 2002 fiscal year. Invicta Corporation is currently evaluating the impact these statements will have on its results of operations and financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption
    =
of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

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

RESULTS OF OPERATIONS


The Company reported no revenue in 1998 and 1999, and recorded its initial revenue in the Eye America subsidiary during the March, 2000 quarter. During the quarter ended June, 2000, the Company also began recording revenue from its acquisitions of True-Lite, Inc. and Action Services, Inc. and during the quarter ended September 30, 2000, the Company began recording revenue from its acquisition of Biz Auctions, Inc. The Company plans to record material revenue from its principle operation of the manufacture and marketing of prescriptionable sunglass lenses upon the completion of its new manufacturing facility which is expected to be completed during the fourth quarter of 2001 and reach optimal running rates shortly thereafter.


THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 2001

The Company reported a net loss of $1,102,955 on total revenues of $399,183 during the quarter ended September 30, 2000 as compared to a net loss of $592,187 on total revenues of $388,669 for the current quarter ended September 30, 2001. This represents a loss per share of $.19 for the quarter ended September 30, 2000 as compared to a loss per share of $.05 during the current quarter ended September 30, 2001. Selling and administrative expenses were $621,953 for the quarter ended September 30, 2001 as compared to $1,142,426 for the same period in 2000. This decrease represents a reduction primarily in marketing expenses during the current quarter, which management intends on curtailing until the Company's factory is operable. Direct operating expenses for the quarter ended September 30, 2001 were $143,897 and include the cost of products sold, representing 37% of revenue, as opposed to $181,484 during the three months ended September 30, 2000, or 45% of revenue, and may not be indicative of future margins. Research and development expenses in the quarter ended September 30, 2001 of $45,809 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment to be installed at the new factory.

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

CURRENT PLAN OF OPERATIONS


Management anticipates that the recent $5.5 million equity placement financing completed by the Company will fund the initial national and international rollout of the Solera -TM- product line as well as the $2.5 million build-out of the Company's new state-of-the-art manufacturing facility in Boca Raton, FL. under the direction of John Catallano, V.P. of Bovis Lend Lease. Completion of the build-out is expected by the end of 2001, and the Company anticipates that the new facility will provide a significant increase in manufacturing capacity for calendar year 2002.

The events of September 11, 2001 and the subsequent cancellation of the International Vision Expo in Las Vegas in late September has adversely impacted the Company's projected sales volume for the fourth quarter. The Company is continuing to focus its national marketing efforts for the Solera -TM- product line by introducing its lens products directly to optical laboratories, eyewear retailers and frame manufacturers.


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

MANUFACTURING


The Company's present manufacturing facilities equipment are currently being replaced by a new $2.5 million manufacturing facility that is four times our current size, and features state-of-the-art manufacturing and robotic technology. This facility is expected to be completed during the fourth quarter of 2001 and reach optimal running rates shortly thereafter.


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

CAPITAL RESOURCES AND LIQUIDITY


At December 31, 2000 the Company had an outstanding $500,000 short-term Bridge financing which was repaid in March, 2001. The Company expects that it will achieve significant revenue growth during the second half of 2001 from the national roll-out of its patented SOLERA (TM) photochromic product line, and that it will continue to be able to finance its capital requirements in the future through cash generated from operations and borrowings from possible new credit facilities. In October, 2001, the Company received a funding commitment for an additional $1 million in secured short-term debt at an interest rate of 10%.


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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


     The Company and its subsidiaries are at present not involved in any legal proceedings which management reasonably believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated. The Company has been named in a lawsuit filed by a shareholder of the Company in connection with a private stock transaction to which the Company was not a party, and the Company has asserted what it believes to be a meritorious defense to the lawsuit. The Company is also a party to a lawsuit brought by several investors in a private placement of securities issued by EyeAmerica, Inc., a subsidiary of the Company, which securities were subsequently converted into shares of common stock of the Company. The lawsuit seeks recission of the investment transaction, and the Company has asserted what it believes to be a meritorious defense to the lawsuit.


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

                                   INVICTA CORPORATION



 November 15, 2001                     by: /s/ Louis W. Gleckel
                                        -------------------------
                                        Chairman of the Board


 November 15, 2001                     by: /s/ Alan Yuster
                                        -------------------------
                                        Alan Yuster
                                        President and Acting CFO