Form 10KSB
period 2001-12-31
INVICTA CORP
filed 2002-05-20
CIK 847467

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 2001.         Commission File No. 1-16181


                               INVICTA CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                         22-2946374
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  1160 S. Rogers Circle, Boca Raton, FL. 33487
                  ---------------------------------------------
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


The number of shares outstanding of the registrant's classes of common stock as of March 21, 2002 is 13,583,465 shares of $.001 par value common stock and no shares of $10.00 par value convertible preferred stock. The Aggregate Market Value of the voting common stock held by non-affiliates based upon a price of $.92 on March 21, 2002 is $4,553,333.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive proxy, dated June 5, 2001, regarding Shareholder actions of June25, 2001.

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

                               Invicta Corporation

                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS


PART I

Item 1- BUSINESS...............................................................4
Item 2- PROPERTIES.............................................................9
Item 3- LEGAL PROCEEDINGS......................................................9
Item 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................9

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS..............................................................10
Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS AND PLAN OF OPERATIONS...................................11
Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA...........................19
Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................20

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................20
Item 10- EXECUTIVE COMPENSATION...............................................21
Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......22
Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................22

PART IV

Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K..........................23

Signatures....................................................................24

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

On March 7, 2002, the Registrant moved into its new executive and administrative offices and manufacturing facilities at 1160 S. Rogers Circle, Boca Raton, FL. 33487. The telephone number is (561) 995-9980, and fax number is (561) 995-9981. Corporate Internet website is located at www.invictacorp.com. E-mail correspondence may be sent to InvestorRelations@invictacorp.com.


GENERAL INTRODUCTION AND BUSINESS STRATEGY

During calendar year 2001, the Company has undergone an internal reorganization. Our primary business focus has shifted from that of a general technology holding company, to one, which focuses exclusively on the consumer optical sector. Our management structure has been streamlined, and our operational costs have been significantly reduced. The Company's acquisitions and product development efforts during calendar years 2001 have provided us with a state-of-the-art research and development facility, a new lens production facility for the patented Solera(TM) line of fashion photochromic lenses, and new capabilities for manufacturing and distributing chemicals and supplies to the worldwide optical industry.

As a result of the commencement of production and marketing of our Solera(TM) line of photochromic lenses and restructuring of our operations during the fourth quarter of 2001, management expects a significant increase in revenues and positive earnings from operations during calendar year 2002 and going forward. Continuing improvements in operating margins are also expected as our newly completed manufacturing facility achieves full production and greater economies of scale are realized, and the lease on the old facility is terminated and the lease on the new facility is replaced by our purchase option.

Our InvictaVision, Inc. subsidiary (formerly EyeAmerica, Inc.) now produces our most exciting product line, the patented Solera(TM) lenses that allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function and come in yellow, orange, rose, violet, teal and blue. During 2002, we will introduce our superior, advanced-technology photochromic lenses in the industry's traditional shades of brown (Sienna) and grey, which will exceed current industry product performances, while we will continue to market our unique color lenses to fashion trendsetters.

Our proprietary technology permits us to manufacture lenses, which change very quickly from the light fashion color density indoors to sunglass density outdoors. There are significant performance advantages over current industry photochromic products. As opposed to other products the photochromic properties of Solera lenses allows up to 70% activation behind car windshields. Outside, at high temperatures, competitive products decrease in their photochromic activation; ours does not. Our product is unique in maintaining its true color throughout the photochromic process. Solera lenses also feature ultraviolet and scratch protection coatings. The lenses are presently available in non-prescription (Plano), including Plano gradients (dark to light shades on the lens from top to bottom), and single-vision prescription form in CR39(R) material. Polycarbonate and High Index will be made available in the new manufacturing facility. As our manufacturing capacity increases, future lens availability will address market demands for premium polarized photochromic lenses as well as high-index and semi-finished prescription lenses. Polarized lenses significantly cut down on glare, therefore the applications for our new photochromic polarized lenses should have significant potential for hunting, fishing, skiing, etc.

The CR-39(R) plastic lenses, renowned for their durability and optical precision, represent 52% of all lenses sold in the United States. The patented Solera" photochromic process permits lenses to change density and darken as brightness levels increase to provide comfort from glare. Until the application of our patented process, photochromic tinting was restricted to limited specialty plastic materials, polycarbonate and glass lenses. Color choices were limited to plain brown and grey.

MANUFACTURING

The Company's pilot manufacturing facilities and prototype equipment have been replaced by a new $2.5 million manufacturing facility that is four times our current size and one hundred times our current capacity, and features state-of-the-art manufacturing and robotic technology. During this year we expect that we will hit optimal running rates in the new facility.

This new capacity combined with the patented Solera(TM) process will produce photochromic lenses with cost of manufacturing in the low single digit dollars per pair and we will earn average selling prices at the wholesale level of a minimum in the high teens per pair. This puts us in an excellent position as compared to our competition costs and margins. We expect a profitable running rate in the second half of the year and a continuing growth rate throughout our capacity expansion. Our margins are high and overheads have been reduced to the bare bones. With one production line and one shift, we will have production capacity well in excess of 100,000 lenses per month, and we expect to be able to sell all of the lenses which we will be able to manufacture for the foreseeable future. As our production capabilities and order flow increases, we will then ramp up production with extra shifts and expand to 2, 3, and then 4 manufacturing lines. These subsequent lines are expected to lend to continued growth in revenues and earnings during the next several years.

COMPETITION

The photochromic lens industry is highly competitive and comprised of several experienced and well financed competitors, including Transitions, Corning, and Rodenstock, which have, to date, dominated the market, but which have not been active or successful at updating or expanding their product lines into fashion colors. However, due to our patented proprietary manufacturing process utilizing the most advanced robotic manufacturing technology, we can efficiently produce a wide variety of fashion color lenses employing a variety of the highest-quality plastic lens materials, which are not available from our competition.

MARKETING STRATEGY

We believe that the Solera(TM) branded lenses represent a clear and unique opportunity to capitalize on a new and fast-growing niche in the consumer optical market. Whereas no other photochromic lens manufacturer is effectively associating their product with the premium level of the eyewear market (especially in designer frames and sunglasses), the focus of Solera(TM) fashion photochromic marketing will remain the high-end, style- conscious consumer. Our strategic relationships and co-branding with major international designer eyeglass frame and sunglass manufacturers will provide them with the unique statement that their products are "Solera(TM) Equipped", while at the same time having the Solera(TM) product line actively featured in their international trade and consumer advertising.

To achieve our goal of reaching the affluent and influential consumer market, our primary marketing priority is to introduce and reinforce our proprietary Solera(TM) product line. This trademark embodies the style and sophistication of this unique product, and management believes that this trademark will come to represent a recognizable consumer eyewear brand.

Our targeted consumer market will be reached through established industry channels, with an emphasis on providing boutique optical retailers with unique point-of-sales materials and merchandising aids. In addition, we will aggressively pursue cooperative advertising opportunities with national and international sunglass manufacturers to join in their targeted marketing efforts.

We plan to utilize multiple distribution channels for the Solera(TM) product line, including direct retail marketing to the "3 O's" (Ophthalmologists, Optometrists and Opticians), wholesale optical laboratories (for prescription lenses), frame and sunglass companies (non-prescription eyewear), national optical chains, mass merchandisers (special offer and private-label lenses, including finished readers and sunglasses) and exclusive customized OEM products to other lens manufacturers as well as to high-end, niche and specialty retailers including resorts, boutiques and internet sites.

Solera "Grey" and "Sienna brown" will open new avenues for Solera. Traditional grey and brown photochromics account for 98% of the photochromic market. Entering into this arena with a better product that we can produce for less and sell for less will attract the majority of mainstream photochromic distributors and users. Marketing efforts will be targeted directly to practitioners with a simple message: Solera Grey and Sienna Brown are superior products which work in the car and at high temperature, and are available in any lens material of choice...all for less cost. Upwards to 2500 retail locations out of a possible 37,000 will be selected for samples and demonstration of this superior product. Telemarketing and direct mail as well as selected optical publications will be used to promote the message and price/profit advantages of Solera.

The new Solera High Performance Grey and Sienna lenses will also allow Invicta to accelerate its strategy of developing complete eyewear products, sunglasses and prescription services so that we are not solely a components supplier. These prescription services are high margin sales and take advantage of the facility and infrastructure we have already invested in.



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


ACTION SERVICES, INC. SUBSIDIARY (AKA Invicta Technologies)

In May, 2000, the Company completed its acquisition of Action Services, Inc., a Tennessee based optical products manufacturer and distributor with operations in Knoxville, TN and Miami, FL. The Company has merged Action Services' operations with the Chemko Optical Supplies Division of its Invicta Vision subsidiary to create ASI.


TRUE-LITE, INC. SUBSIDIARY

On May 2, 2000, the Company announced that it had acquired True-Lite, Inc., an optical supplies manufacturer and laboratory headquartered in Boca Raton, FL. As a result of the Company's continuing efforts to simplify its organizational structure and reduce administrative expenses, this subsidiary has been merged into the Company's Invicta Vision subsidiary during the first quarter of 2001.


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

OMNICAST CORP.

On August 2, 2000, the Company entered into an agreement to sell the assets of its Omnicast Corp. subsidiary, which are not synergistic to the Company's focus on optical technology. These assets include fanclubmusic.com, an Internet entertainment content producer and web site which is developing a full-time, video-based transactional network via on-line services, and its $600,000 investment for production costs of the "Itchykoo `99" Classic Rock music festival and over forty hours of high-definition television (HDTV) video and music recordings. The Omnicast Corp. subsidiary has not had any revenues to date, although, during 2001 the project recorded revenues, the royalties of which, after producer's first right of return, the Company will be in a position to recover some, if not all, of its investment. The Company intends to liquidate this investment based upon market conditions and the purchase candidate, as soon as practical.


WHYWAIT.COM (FORMERLY DOCUNET, INC.)

On August 17, 1999, the Company exchanged 10,000 shares of its common stock for 80,000 shares of common stock of WhyWait.com, formerly Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock. WhyWait.com is a privately-held Internet-based e-commerce company that has a patented technology and proprietary "Super ATM" machine that will be capable of issuing airline tickets, event tickets, and prepaid phone cards as well as cash. The Company's initial focus is on the U.S. travel industry, where its Personal Travel Agent
(PTA) system search engine software allows end users to reduce transaction time and to self-process travel reservations and itineraries over the Internet while providing them with instantaneous access to a database of pricing, scheduling and seat availability information. The Company intends to liquidate this investment based upon market conditions and the purchase candidate, as soon as practical.

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

EMPLOYEES

     At March 21, 2002 the Company had 12 salaried employees and 20 hourly employees, of which 4 employees were in executive or managerial positions and 36 were in sales/manufacturing/clerical positions.

ITEM 2 - PROPERTIES

     The Company's principal office facility is located at 1160 S. Rogers Circle, Boca Raton, FL 33487; is subject to a long-term leasehold with purchase option on a 25,000 sq.ft. that the Company entered into in January 2001, and effective March, 2002, the Company indicated it plans on excercising its purchase option in June 2002. The Executive Office and Manufacturing/Distribution facility in Boca Raton which has just completed an approximately $2.5 million build-out as the Company's primary operating facility. Monthly rent for this new facility is approximately $18,000.

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

ITEM 3 - LEGAL PROCEEDINGS

      The previously disclosed lawsuit for breach-of-contract to which the Company was a party (TOM CABE v. INVICTA CORPORATION and WILLIAM J. REILLY; originally filed in February, 2000 in Judicial District Court, Dallas County TX and removed to United States District Court for the Northern District of Texas, Dallas Division, under Case No. 3-CV-01-0552-P) was terminated in February, 2002 through a withdrawal by the Plaintiff of the complaint against all parties, without prejudice. The Company believes that the issues among the parties have been satisfactorily resolved.

     On September 5, 2001, a lawsuit was commenced against the Company (RICHARD GRAY et al. v. INVICTAVISION, INC. Formerly EyeAmerica, Inc. And INVICTA CORPORATION; 191 Judicial District Court, Dallas County, TX; Case No. 0106763-J) by a group of shareholders seeking rescission of their private purchase of Common Stock of the Company's InvictaVision, Inc. subsidiary, which shares were subsequently converted into Shares of Common Stock of the Company. The Company is presently negotiating with the Plaintiffs in connection with the resolution of their claims, with an amount in dispute of approximately $500,000.

     With  the  exception  of  the  foregoing   matter,   the  Company  and  its
subsidiaries are at present not involved in any material legal proceedings, nor are any material legal proceedings anticipated or threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 25, 2001 the Shareholders of the Registrant, at the Company's Annual Meeting, in accordance with the laws of the State of Delaware, elected the present Board of Directors and authorized the retention of Schuhalter, Coughlin & Suozzo, LLC, as independent auditors for calendar year 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

         (a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: BNHC; prior to August 1, 1998; "BUII") from August 1, 1998, and "IVIA" since July 1, 2001. Since the fourth quarter of 2000 the Company's Common Stock has also traded on the Boston Stock Exchange under the symbol "IVI"). The prices shown for the four quarters of 2001 and 2000, respectively, are as reported by the National Quotation Bureau, Inc. and NASD.

                                 HIGH        LOW          HIGH        LOW
                                   BID PRICES                ASK PRICES
2001

January 1 - March 31             4 1/4      1 7/8         4 1/2      1 3/4
April 1 - June 30                3 5/8      1 15/16       4          2
July 1 - September 30            1 15/16    1 3/8         2          1 1/2
October 1 - December 31          1            15/16       1 1/4      1

2000

January 1 - March 31              3         1 7/8         3 1/8      1 15/16
April 1 - June 30                 3 3/8     1 3/8         3 1/2      1 1/2
July 1 - September 30            15 1/8     3 3/8        15 1/4      3 1/2
October 1 - December 31          14 5/8     5 1/2        14 3/4      5 3/4



         Sales prices do not include commissions or other adjustments to the selling price.

(b) HOLDERS- As of March 21, 2002 there were 153 stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 900.

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


(d) WARRANTS AND OPTIONS- As March 21, 2002, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                     Number       Exercise Price     Expiration

Class "B" Warrants            1,012,300         $ 2.50           12/31/03
Class "C" Warrants              645,200         $ 3.50           12/31/04
Class "D" Warrants              950,000         $ 6.00           12/31/05
Other Warrants:
  Issued November, 2000         200,000         $ 9.00           11/31/08
  Issued February, 2001*      1,000,000         $ 2.25            2/28/06
  Issued May 2001 (1)        11,000,000         $ 2.25            5/29/06
  Issued February, 2002*      2,000,000         $ 1.00            2/28/07

* Subject to contingent criteria based upon the individual performances of the recipients and of the Company.

(1) In connection with private placement of 5,500,000 shares common stock which generated proceeds to the company of $5,500,000.

2000 INVENTIVE STOCK OPTION PLAN

On June 15, 2000, the Shareholders of the Company ratified the Company's "2000 Incentive Stock Option Plan" and reserved 750,000 shares for issuance pursuant to said Plan. As of December 31, 2001, 300,000 options were awarded and 150,000 were exercised.

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


RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2001 VS. DECEMBER 31, 2000

     The Company reported $1,333,098 of revenue in 2001 compared to $835,749 reported for 2000. Substantially all of the sales revenue was recorded in the Company's Action Services subsidiary. These represent the sales of eyewear products to Action's existing customers, primarily produced by third party manufacturers and administered by Action.

     The Company reported a net loss of $4,270,783 for the year ended December 31, 2001 as compared to a loss of $8,639,712 for the year ended December 31, 2000. This loss represents a loss per common share of $.39 for 2001 as compared to a loss of $1.58 for 2000.

     Selling and administrative expenses were $3,697,665 for 2001 as compared to $6,105,899 in 2000. After excluding non-cash charges for common stock and warrant compensation of $33,336 in 2001 and $2,801,818 in 2000, respectively, in 2001 selling and administrative expenses were $3,664,329 as compared to $3,304,081 in 2000. The major increases in selling and administrative expenses in 2001 include salary expense as a result of hiring additional sales staff in early 2001 Invicta Vision, advertising expense for the Company's Solera line of $120,798 in 2001 vs. $369,929 in 2000, and $686,640 (in 2001) compared to
$451,122 (in 2000) of general and administrative expenses of the Company's Action Services Inc. subsidiary in 2000, as these costs were effective from May of 2000. The largest decrease in other expenses were the non-cash charges for common stock and warrant compensation which totaled $33,336 in 2001 as compared to $2,801,818 in 2000.

     The Company also recorded an impairment on investments with a reserve for decline in market value of its investments in entities not related to its eyewear business totaling $2,049,295 during the year ended December 31, 2000 compared with a write down of $136,500 in 2001.

TWELVE MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999

     The Company reported $835,749 of revenue in 2000 and no revenue in 1999. Substantially all of the sales revenue was recorded in the Company's Action Services subsidiary. These represent the sales of eyewear products to Action's existing customers, primarily produced by third party manufacturers and administered by Action.

     The Company reported a net loss of $8,639,712 for the year ended December 31, 2000 as compared to a loss of $1,395,882 for the year ended December 31, 1999. This loss represents a loss per common share of $1.58 for 2000 as compared to a loss of $.74 for 1999.

     Selling and administrative expenses were $6,105,899 for 2000 as compared to $1,381,634 in 1999. After excluding non-cash charges for common stock and warrant compensation of $2,801,818 in 2000 and $1,201,575 in 1999, respectively, selling and administrative expenses were $3,304,081 in 2000 as compared to $180,079 in 1999. The major increases in selling and administrative expenses in 2000 include salary expense as a result of hiring full-time administrative and sales employees in Invicta Vision, advertising expense for the Company's Solera line of approximately $369,927 in 2000 compared to none in 1999, and $451,122 of general and administrative expenses in the Company's Action Services Inc. subsidiary in 2000, with no corresponding costs for the prior year as these costs were effective only since May of 2000. A large increase in other administrative expenses was the non-cash charges for common stock and warrant compensation which totaled $2,801,818 in 2000 as compared to $1,201,575 in 1999.

         Additionally, the Company recorded an impairment on investments with reserve for decline in market value of its investments in entities not related to its eyewear business totaling $2,049,295 during the year ended December 31, 2000.

CURRENT PLAN OF OPERATIONS

     Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through its subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, which recently acquired its second generation patent, including the patented SOLERA-TM- line of photochromic fashion lenses which are presently being marketed nationally, and expect to be marketed internationally, by next year.

     The Company is poised to deliver multiple combinations of prescriptionable, non-prescriptionable and multi colored lenses to a variety of customers, including frame manufacturers, designers with proprietary sunglass lines and optical chains. The dexterity of style, together with its design and the Company's capability to deliver efficient mass and customized production runs of the Solera -TM- product line present the Company's greatest opportunity for 2002.

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

     Management anticipates that the 2002 fiscal capital plan to raise approximately $2.5 million of equity placement financing by the Company will be sufficient to fund the initial national and international rollout of the Solera -TM- product line. The Company's new state-of-the-art manufacturing facility in Boca Raton, FL. has increased the capacity of the Company to produce, market and service its products dramatically. The Company anticipates that the new facility will provide a significant increase in the Company's "large order" capabilities and increase manufacturing capacity for the calendar year 2002. In March 2002 the Company's new factory has become operational.

     It is also anticipated that the Company's investments in Omnicast Corp., WhyWait.com and Linuxlabs, Inc., will all be liquidated during the course of 2002, or as soon as practicable, as part of the Company's business focus on the consumer optical industry.

CRITICAL ACCOUNTING POLICIES

Investments in Unconsolidated Entities at Cost and Equity Method

At December 31, 2001, the Company's investments in Linuxlabs, Inc. and WhyWait, Inc. are carried at cost. These companies are privately held and although both contemplated completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.

Additionally, both Linuxlabs and WhyWait, Inc. have a limited operating history and no public financial information is available at this time.

In January, 2000 the Company issued 840,000 shares of its common stock, valued at $1,740,000 for a 40% interest in Sunrise Entertainment, Inc. This investment is accounted for using the equity method.

At December 31, 2000, management reserved $220,000 for decline in market value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment due to current conditions in the equity markets, the Company's focus on its eyewear business and the review of expected net realizable assets pursuant to SFAS 121, "Accounting for Long-Lived Assets."

At December 13, 2001, the Company had recorded an additional $136,500 for impairment of the investment in Sunrise Entertainment, Inc.

Entertainment Assets

Entertainment assets consist of the Company's share of assets held in the Omnicast subsidiary, including rights to recover the first $605,000 of gross profit after producers share of approximately $250,000 in the "Itchykoo '99" project and collectible photographs, net of a reserve for market value decline, this estimated impairment was based upon reduced expectations of the cash flow the Company reasonable expects to recover from this asset; of $475,795 recorded during 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.


SEASONALITY

Management believes seasonality had no material effect on operations during 2000 or 2001. Nor should it have a material effect on 2002 results.


CAPITAL RESOURCES AND LIQUIDITY


     At December 31, 2001 the Company had a working capital deficit of $404,637 as compared to working capital of $313,297 at December 31, 2000. The Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes.

     Subsequent to December 31, 2001 the Company has issued approximately 2,000,000 of its shares for approximately $1,000,000 of proceeds. These proceeds have been used to pay a portion of the bridge note outstanding at December 31, 2001, and the remainder here has been available for general working capital.

     Cash used in operating activities consisted of the net loss, offset by depreciation and amoritization expenses paid with stock and warrants and increase in accounts payable and accrued expense; and cash used in operations was accrued by increases in accounts receivable, inventory and deposits and other assets as the Company is gearing up for its operating mode.

     Management plans to raise and additional $2.5 million from the exempt issuances of its common stock to sophisticated investors, depending on its varying working capital needs and market conditions while trying to remain sensitive to shareholder dilution issues.

     Based upon the current business operations and financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future. There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating plans.


Material Commitments

The Company has notified its landlord that the Company (or its designated entity) intends to exercise the purchase option to buy its corporate headquarters, in June 2002, for an approximate purchase price of $1,850,000, of which approximately $270,000 has already been paid. The Company does not anticipate difficulty in obtaining a mortgage to complete this transaction.

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

          - the timing and amount of costs relating to the expansion of our operations and technology or business; and

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

          -    conditions or trends in e-commerce;

          - announcements by us or our competitors of significant, strategic partnership, joint ventures or capital commitments;

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

                                     PART IV

ITEM 7.           FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         (a)      The following documents are filed as part of this report:

a.   CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT, INVICTA CORPORATION

                                                                          Page

Report of Independent Auditors'                                            F-1

Consolidated Balance Sheet of Invicta Corporation
  as of December 31, 2001                                                  F-2

Consolidated Statements of Operations of Invicta Corporation
  for the years ended December 31, 2000 and 2001 and for the period from January 1, 1998 (date of reorganization) through
  December 31, 2001                                                        F-3

Consolidated Statements of Changes in Stockholders Equity of
  Invicta Corporation for the period from January 1, 1998
  (Date of Reorganization) to December 31, 2001                       F-4 - F-9

Consolidated Statements of Cash Flows of Invicta Corporation
  for the years ended December 31, 2000 and 2001 and for the period from January 1, 1998 (date of reorganization) through
  December 31, 2001                                                       F-10

Notes to the Financial Statements of Invicta Corporation                  F-11

b.       INTERIM FINANCIAL STATEMENTS

         Not Applicable

c.       FINANCIAL STATEMENTS OF BUSINESS ACQUIRED AND TO BE ACQUIRED

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of

Invicta Corporation and Subsidiaries

We have audited the accompanying balance sheet of Invicta Corporation and Subsidiaries (a development stage company) as of December 31, 2001 and the related statements of operations, and cash flows for the two years then ended and the statement of stockholders' equity for the period from January 1, 1998 (date of reorganization) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Corporation and Subsidiaries at December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.




                                   /s/SCHUHALTER, COUGHLIN & SUOZZO, LLC
                                   -------------------------------------
                                      SCHUHALTER, COUGHLIN & SUOZZO, LLC


Raritan, New Jersey

May 8, 2002

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
  ASSETS

  Current assets
    Cash                                                           $     99,966
    Accounts receivable, net of allowance of $30,000                    274,009
    Inventory                                                           423,149
    Prepaid expenses and other current assets                           104,518
                                                                   ------------
        Total current assets                                            901,642

  Fixed assets, net of accumulated depreciation of $305,285           2,710,017

  Patents and other intangibles, net of accumulated
    amortization of $1,124,273                                        7,088,415

  OTHER ASSETS

  Investment in unconsolidated subsidiary,
    equity method, net of reserve for decline in
    value and cumulative share of loss of $1,522,014                    242,400
  Entertainment assets, at cost, net of reserve for
    decline in value of $475,795                                        171,000
  Investments, cost method, net of reserve for decline
    in value of $299,500                                                108,000
  Deposits and other assets                                             418,376
                                                                   ------------

        Total other assets                                              939,776
                                                                   ------------

        TOTAL ASSETS                                                 11,639,850
                                                                   ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Accounts payable                                                    556,980
    Accrued expenses                                                    342,502
    Short-term bank debt                                                 87,114
    Capital lease obligation, current portion                           319,683
                                                                   ------------
        Total current liabilities                                     1,306,279

  Capital lease obligation, net of current portion                      231,425
                                                                   ------------
  Short term notes, expected to be converted to or
    be repaid from equity                                               825,000
                                                                   ------------
  Other liabilities, related parties                                    494,074
                                                                   ------------
  Stockholders' Equity
    Common Stock, $.01 par value,  50,000,000 shares authorized;
      13,433,465 issued and outstanding at December 31, 2001            134,335
    Additional Paid-In Capital                                       23,116,372
    Deferred compensation                                               (61,109)
    Retained Deficit Subsequent to Reorganization (1-1-98)          (14,406,554)
                                                                   ------------
        Total Stockholders' Equity                                    8,783,044
                                                                   ------------
        TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                  $ 11,639,850
                                                                   ============


   The accompanying notes are an integral part of these financial statements.


                        INVICTA CORPORATION AND SUBSIDIARIES
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            From
                                                                         January 1,
                                                                           1998
                                                 For The                 (Date of
                                                Year Ended            Reorganization)
                                                December 31,            December 31,
                                            2000            2001            2001
                                        ------------    ------------    ------------
  Total Revenue                         $    835,749    $  1,333,098    $  2,168,847
                                        ------------    ------------    ------------


  Operating Expenses
    Direct Operating Expenses                462,679         598,765       1,075,367
    Research and development                 211,122         240,595         451,717
    Selling and administrative expenses
      (including bad debts of $58,732,
      $10,919 and $69,651, respectively
      and non-cash charges for common
      stock and warrant compensation of
      $2,801,818, $33,336 and 4,131,729
      respectively)                        6,105,899       3,697,665      11,285,365
    Depreciation expense                     528,867         782,124       1,311,296
                                        ------------    ------------    ------------

        Total Operating Expenses           7,308,567       5,319,149      14,123,745
                                        ------------    ------------    ------------

        Loss from operations before
          other income and expense        (6,472,818)     (3,986,051)    (11,954,898)

  Other Income (Expense)
    Interest and dividend income               2,017           4,155           6,172
    Interest expense                         (58,732)       (101,757)       (160,489)
    Minority interest loss in
      unconsolidated subsidiary              (60,884)        (50,630)       (111,514)
    Reserve for decline in value of
      investments                         (2,049,295)       (136,500)     (2,185,795)
                                        ------------    ------------    ------------

        Total Other Income (Expense)      (2,166,894)       (284,732)     (2,451,626)
                                        ------------    ------------    ------------

        Operating (Loss) before taxes     (8,639,712)     (4,270,783)    (14,406,524)
                                        ------------    ------------    ------------
  Provision for taxes                           --              --              --
                                        ------------    ------------    ------------
        Net (Loss)                      $ (8,639,712)   $ (4,270,783)   $(14,406,524)
                                        ============    ============    ============
    (Loss) per share                    $      (1.58)   $      (0.39)
                                        ============    ============
  Weighted average shares
    outstanding
    Basic and Diluted                      5,479,463      11,001,682
                                        ============    ============






The accompanying notes are an integral part of these financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1998
                            THROUGH DECEMBER 31, 2001


                                                                      Additional
                                                   Common Stock        Paid In
                                              Shares        Amount     Capital


Balance, January 1, 1998                    15,824,010     158,240    (177,968)

Reverse split of 1 share for every         (15,507,528)   (155,075)    155,075
 50 shares held

Issuance of shares at $.50 per share           270,000       2,700     132,300

Issuance of shares for services                190,000       1,900      93,100

Net loss for the year                                -           -           -
                                             ---------    --------   ---------

Balance, December 31, 1998                     776,482       7,765     202,507

Issuance of shares at $.50 per share           141,000       1,410      69,090

Stock dividend, one share for each share       917,482       9,175      (9,175)
  outstanding on July 31, 1999

Issuance of shares at $.50, $2.50 and          288,000       2,880     582,120
  $10.00, net of offering costs of $12,500

Issuance of 10,000 shares in exchange           10,000         100     107,400
  for 80,000 shares of Docunet, Inc.

Issuance of stock options and warrants               -           -     994,700
  for service

Issuance of 30,000 shares of convertible             -           -           -
  preferred stock at $10 per share

Issuance of shares for services                100,000       1,000     205,875

Net loss for the year                                -           -           -
                                            ----------     -------   ---------

Balance, December 31, 1999                   2,232,964   $  22,330  $2,152,517
                                            ----------     -------   ---------




   The accompanying notes are an integral part of these financial statements.


                              INVICTA CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JANUARY 1, 1998
                                    THROUGH DECEMBER 31, 2001



                                            Convertible
                                           Preferred Stock                 Retained
                                       Shares            Amount            Deficit           Total
Balance, January 1, 1998                   -                 -                  -          (19,728)

Reverse split of 1 share for               -                 -                  -                -
 every 50 shares held

Issuance of shares at $.50                 -                 -                  -          135,000
 per share

Issuance of shares for services            -                 -                  -           95,000

Net Loss for the  year                     -                 -           (100,147)        (100,147)
                                   ---------         ---------          ---------        ---------

Balance, December 31, 1998                 -                 -           (100,147)         110,125

Issuance of shares at $.50                 -                 -                  -           70,500
 per share

Stock dividend, on share for               -                 -                  -                -
 each share outstanding on
 July 31, 1999

Issuance of shares at $.50,                -                 -                  -          585,000
 $2.50 and $10.00, net of
 offering costs of $12,500

Issuance of 10,000 shares in               -                 -                  -          107,500
 exchange for 80,000 shares
 of Docunet, Inc.

Issuance of stock options and              -                 -                  -          994,700
 warrants for service

Issuance of 30,000 shares of          30,000           300,000                  -          300,000
 convertible preferred stock
 at $10 per share

Issuance of shares for services            -                 -                  -          206,875

Net loss for the year                      -                 -         (1,395,882)      (1,395,882)
                                   ---------         ---------          ---------        ---------

Balance, December 31, 1999            30,000        $  300,000        $(1,496,029)      $  978,818
                                   ---------         ---------          ---------        ---------





The accompanying notes are an integral part of these financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1998
                            THROUGH DECEMBER 31, 2001
                                   (CONTINUED)


                                                                     Additional
                                                Common Stock           Paid In
                                          Shares           Amount      Capital


Balance, January 1, 2000                   2,232,964     $  22,330  $ 2,152,517

Issuance of shares in private                761,001         7,610    3,241,463
  placements at $2.00 and $6.00
  per share, net of costs of
  $148,927

Issuance of shares in connection           3,195,000        31,950    8,302,925
  with acquisitions

Issuances of warrants for services                 -             -    3,095,600
  and in connection with acquisitions

Issuance of shares pursuant to the         1,119,500        11,195      160,055
  exercise of warrants

Conversion of $10.00 preferred                45,000           450      299,550
  stock to common stock at
  $6.67 per share

Issuance of shares for services              121,000         1,210      288,852

Deferred employee stock option                     -             -      100,000
  compensation

Amortization of deferred employee                  -             -            -
  stock option compensation

Net loss for the year                              -             -            -
                                           ---------        ------   ----------

Balance, December 31, 2000                 7,474,465     $  74,745  $17,640,962
                                           =========        ======   ==========




The accompanying notes are an integral part of these financial statements.


                                      INVICTA CORPORATION AND SUBSIDIARIES
                                         (A Development Stage Company)
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD FROM JANUARY 1, 1998
                                           THROUGH DECEMBER 31, 2001
                                                  (CONTINUED)


                                         Convertible
                                        Preferred Stock                 Deferred     Retained
                                    Shares            Amount          Compensation    Deficit            Total
Balance,
 January 1, 2000                     30,000         $  300,000      $       -        $(1,496,029)     $  978,818

Issuance of shares                        -                  -              -                  -       3,249,073
 in private placements
 at $2.00 and $6.00
 per share, net of
 costs of $148,927

Issuance of shares in                     -                  -              -                  -       8,334,875
  connection with
  acquisitions

Issuances of warrants                     -                  -              -                  -       3,095,600
  for services and in
  connection with
  acquisitions

Issuance of shares                        -                  -              -                  -         171,250
  pursuant to the
  exercise of warrants

Conversion of $10.00                (30,000)          (300,000)             -                  -               -
 preferred stock to
 common stock at
  $6.67 per share

Issuance of shares for                    -                  -              -                  -         290,062
  services

Deferred employee                         -                  -       (100,000)                 -               -
  stock option
  compensation

Amortization of                           -                  -          5,555                  -           5,555
  deferred employee
  stock option
  compensation

Net loss for the year                     -                  -              -         (8,639,712)     (8,639,712)
                                      -----            -------        -------          ---------       ---------

Balance,  December 31, 2000               -          $       -      $ (94,445)      $(10,135,741)     $7,485,521
                                      =====            =======        =======         ==========       =========






The accompanying notes are an integral part of these financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 1998
                            THROUGH DECEMBER 31, 2001
                                   (CONTINUED)


                                                                   Additional
                                           Common Stock              Paid In
                                      Shares          Amount         Capital

Balance January 1, 2001              7,474,465    $     74,745    $ 17,760,962

Issuance of shares in private        5,500,000          55,000       5,445,000
   placement at $1.00

Issuance of shares pursuant to         349,000           3,490          (3,490)
   cashless exercise of
   previously outstanding warrants

Issuance of Shares pursuant to         150,000           1,500          73,500
   the exercise of stock options

Amortization of deferred employee         --              --              --
  stock option compensation

Repurchase of certain shares by        (40,000)           (400)        (39,600)
  Company

Net loss for the year                     --              --              --
                                  ------------    ------------    ------------
Balance, December 31, 2001          13,433,465    $    134,335    $ 23,116,372
                                  ============    ============    ============





The accompanying notes are an integral part of these financial statements.


                                        INVICTA CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD FROM JANUARY 1, 1998
                                             THROUGH DECEMBER 31, 2001



                                          Convertible
                                         Preferred Stock               Deferred         Retained
                                     Shares            Amount        Compensation        Deficit             Total

Balance January 1, 2001                  --               --        $    (94,445)     $(10,135,741)     $  7,485,521

Issuance of shares in private            --               --                --                --           5,500,000
   placement at $1.00


Issuance of shares pursuant to           --               --                --                --                --
   cashless exercise of previous
   outstanding warrants

Issuance of Shares pursuant to           --               --                --                --              75,000
   the exercise of stock options

Amortization of deferred employee        --               --              33,336              --              33,336
  stock option compensation

Repurchase of certain shares by          --               --                --                --             (40,000)
  Company

Net loss for the year                    --               --                --          (4,267,268)       (4,267,268)
                                 ------------     ------------      ------------      ------------      ------------

                                 $       --       $       --        $    (61,109)     $(14,403,009)     $  8,786,589
                                 ============     ============      ============      ============      ============




The accompanying notes are an integral part of these financial statements.

                                     INVICTA CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                                                                 From
                                                                              January 1,
                                                                                 1998
                                                                               (Date of
                                                       For the              Reorganization)
                                                     Year Ended                   to
                                                     December 31,            December 31,
                                                 2000            2001            2001
                                             ------------    ------------    ------------
Operating Activities
Cash Flows provided by
  Operating Activities:
  Net (loss)                                 $ (8,639,712)   $ (4,270,783)   $(14,403,009)
  Adjustments to reconcile net loss
    to cash provided by operating
    activities:
  Bad Debts                                        58,732          10,919          69,651
  Expense paid by issuance of
    common stock and warrants                   2,801,818          33,336       4,131,729
  Reserve for decline in market value           2,049,295         136,500       2,185,795
  (Income)Loss from unconsolidated
    subsidiary                                     60,884          50,565         111,514
  Depreciation and amortization                   528,867         903,901       1,429,558
  (Increase) Decrease in accounts receivable         (521)       (176,677)       (177,198)
  (Increase) Decrease in other assets            (154,621)       (242,107)       (396,793)
  (Increase) Decrease in inventory               (119,280)       (209,100)       (328,380)
  (Decrease) Increase in accounts payable and
    accrued expenses                              560,732         163,418         781,643
                                             ------------    ------------    ------------
Net cash (used in) operating activities        (2,853,806)     (3,600,028)     (6,595,490)
                                             ------------    ------------    ------------

INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
  Entertainment assets                               --              --          (646,795)
  Acquisition of fixed assets                  (1,294,698)     (1,721,401)     (3,019,145)
  Investment in Linux Labs                           --              --          (300,000)
  Cash payment for intangible assets             (615,000)        (43,250)       (658,250)
                                             ------------    ------------    ------------
Net cash (used in) investing activities        (1,909,698)     (1,764,651)     (4,624,190)
                                             ------------    ------------    ------------

FINANCING ACTIVITIES
Cash Flows From (Used) In Financing
  Activities:
  Proceeds from Capital Lease                        --           656,213         656,213
  Proceeds from notes                           2,460,000       1,170,000       3,630,000
  Payment on notes                               (250,000)     (2,514,091)     (2,764,091)
  Payment on bank debt                            (61,412)        (75,485)       (136,897)
  Proceeds from the issuance of
    convertible preferred stock                      --              --           300,000
  Proceeds from the issue of
    common stock                                3,420,325       5,575,000       9,786,325
  Cash acquired in acquisitions                     3,406            --             3,406
  Payment on capital lease obligations            (10,850)       (105,107)       (115,957)
  Repurchase of common stock                         --           (40,000)        (40,000)
                                             ------------    ------------    ------------
Net cash from financing activities              5,561,469       4,666,530      11,318,999
                                             ------------    ------------    ------------

Net increase (decrease) in cash                   797,965        (698,149)         99,319
Cash, beginning of period                             150         798,115             647
                                             ------------    ------------    ------------

Cash, end of period                          $    798,115    $     99,966    $     99,966
                                             ============    ============    ============

The accompanying notes are and integral part of these  financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

     Invicta Corporation (formerly BusinessNet Holdings Corp.) (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.

     The primary business of Invicta is to design, develop, manufacture and market high quality prescription and non-prescription sunglass lens and eyewear products.

     The Company's InvictaVision, Inc. subsidiary is holder of the patents, licenses and trade marks of the Company's patented Solera TM lenses and the Company's patented CR39(R) colorization process.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 2 - LOSSES DURING THE DEVELOPMENT STAGE

     The Company has recorded losses since the reorganization effective January 1, 1998 totaling $14,406,554. The Company has working capital deficit of $404,637 and recorded its initial operating revenue during the two years ended December 31, 2001 of $2,168,847, primarily from the resale of other third party manufacturer's products.

     The Company is in the development stage and its present activities have been focused on the completion of its factory to provide prescriptionable sunglass lens and associated products. The Company's new factory became operational in March of 2002. Because Invicta is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

     The Company believes that its remaining cash resources at December 31, 2001, along with cash flows expected to be generated from financings that are expected to close in the short term will be sufficient to fund the Company's operations through 2002. Additional funding will be required to complete the product deployment stage, and the transition, ultimately, to profitable operations. However, there can be no assurance that the Company will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries: Invicta Vision, Inc., Action Services, Inc., True- Lite Inc. and Biz Auctions, Inc., which is a wholly owned subsidiary of Invicta Vision, Inc., as well as its 60% owned Omnicast Corp. subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. No minority interest has been recorded for the Omnicast subsidiary as this has recorded losses since inception.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Fair Value of Financial Instruments

     The carrying values of cash, cash equivalents and accounts payable approximate their fair values due to their short maturities. The carrying value of the Company's investments in Docunet, Inc., Linuxlabs, Inc. and Sunrise Entertainment, Inc. and the carrying values of its entertainment assets approximate their net realizable value.

     Investments in Unconsolidated Entities at Cost and Equity Method

     At December 31, 2001, the Company's investments in Linuxlabs, Inc. and WhyWait, Inc. are carried at cost. These companies are privately held and although both contemplated completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.

     Additionally, both Linuxlabs and WhyWait, Inc. have a limited operating history and no public financial information is available at this time.

     In January, 2000 the Company issued 840,000 shares of its common stock, valued at $1,740,000 for a 40% interest in Sunrise Entertainment, Inc. This investment is accounted for using the equity method.

     At December 31, 2000, management reserved $220,000 for decline in market value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment due to current conditions in the equity markets, the Company's focus on its eyewear business and the review of expected net realizable assets pursuant to SFAS 121, "Accounting for Long-Lived Assets."

     At December 13, 2001, the Company had recorded an additional $136,500 for impairment of the investment in Sunrise Entertainment, Inc.

     Entertainment Assets

     Entertainment assets consist of the Company's share of assets held in the Omnicast subsidiary, including rights to recover the first $605,000 of gross profit after producers share of approximately $250,000 in the "Itchykoo '99" project and collectible photographs, net of a reserve for market value decline, this estimated impairment was based upon reduced expectations of the cash flow the Company reasonable expects to recover from this asset; of $475,795 recorded during 2000.

     Research and Development

     Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

     Reclassifications

     Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Loss Per Common Share, Basic and Diluted

     The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock, which in the case of the Company includes outstanding warrants and options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

     Loss per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for reverse stock split of 1 share for each 50 shares held on August 1, 1998 and the stock dividend in July, 1991 of 917,482 shares for both periods presented.


                                                       For the Year Ended
                                                          December 31,
                                                       2000        2001
                                                     --------    --------
      SCHEDULE OF NON CASH INVESTING
      AND FINANCING ACTIVITIES:

      100,000 and 121,000 shares issued
        in 2000 and 2001 for services                $288,852     $      0
                                                     ========     ========

      SUPPLEMENTAL INFORMATION - STATEMENT
      OF CASH FLOWS:

      Interest paid                                  $ 16,092     $127,650
                                                     ========     ========

     Long-Lived Assets

     The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of, " which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount or fair value less cost to sell. The Company does not believe that any such changes in circumstances have occurred, other than those recorded for the periods presented.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

     Revenue Recognition

     In the Company's ASI subsidiary, revenues are recorded when the products are shipped. For the fiscal years ended December 13, 2000 and 2001, $753,046 and $1,148,298, or 90% and 86%, respectively, of the revenue recorded by the Company was recorded by ASI.

     In the Company's InvictaVision, Inc. subsidiary, all revenue recorded relate to sales of the Company's Solera TM product line. As required, the Company adopted the Securities and Exchange Commission ("SEC") Staff
     Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of Solera TM products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30,2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS no. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position, the effect, if any, would be a reduction in amortization of certain intangible assets the Company has acquired in its "Business Combinations," see also Note 5..

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
     Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

NOTE 4 - INVENTORY

     Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's Solera TM product line. At December 31, 2001 inventory is comprised of the following:

      Raw materials                                             $ 125,032
      Work in progress                                             23,253
      Finished goods                                              322,949
                                                                ---------

      Total                                                       471,234

      Less:  Reserve for Obsolescence                             (48,085)
                                                                ---------

      Net Inventory                                             $ 423,149
                                                                =========

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 5 - BUSINESS COMBINATIONS

     For the year ended December 31, 2000 the Company made a number of purchase acquisitions pursuant to APB 16. The consolidated financial statements include the operating results of each business from the date of acquisition. Amounts allocated to patents and other intangibles are amortized on a straight-line basis over 16 years and 7 years respectively. Amortization expense for these intangible assets was $494,645 and $629,628 during the years ended December 31, 2000 and 2001, respectively.

     Each transaction is outlined as follows:



                           Total           Effective          Form of Consideration and
Acquired Companies     Consideration          Date            Other Notes to Acquisition
------------------------------------------------------------------------------------------------
Invicta Vision, Inc.     $6,687,635         January 31,       1,925,000 shareS of the Company's
 (formerly Eye                                2000            common stock, $250,000 note
  America, Inc. and                                           payable, $75,000 of acquisition
  Chemko Optical                                              expenses and the assumption of
  Supplies Inc.)                                              $139,610 liabilities in excess
                                                              of historical basis.
                                                              Cost allocated to patents.

Action                   $  441,205         May 31,           100,000 shares of the Company's
 Services, Inc.                               2000            common stock, the payment of $140,000
                                                              to certain prior shareholders and the
                                                              assumption of $109,850 liabilities in
                                                              excess of historical basis. Cost
                                                              allocated to other intangibles.

True-Lite, Inc.          $  537,500         May 31,           200,000 shares of the Company's
                                              2000            common stock and a cash payment of
                                                              $150,000.  Cost allocated to
                                                              other intangibles.
Biz Auctions,
  Inc.                   $  503,097         July 31,          100,000 shares of the Company's
                                              2000            common stock and the assumption of
                                                              $15,597 liabilities in excess
                                                              of historical basis.  Cost
                                                              allocated to other intangibles.

Proforma results for 2000 had the above acquisitions occurred on January 1, 2000 are as follows:

                                                   For the year ended
                                                       December 31,
                                                          2000
                                                      ------------
Proforma Revenue                                      $  1,522,904
Proforma Costs and Expenses                            (10,241,566)
                                                      ------------
Proforma Net Loss)                                    $ (8,718,662)
                                                      ============
Proforma Net Loss Per Share                           $      (1.50)
                                                      ============
Proforma Shares Outstanding                              5,823,414
                                                      ============

Proforma results for 2001 are not necessary as all acquisitions were recorded in 2000.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 6 - CAPITAL STOCK

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

     During 2001, the Company issued 5,500,000 shares of its common stock to accredited investors at $1.00 per share and 11,000,000 warrants to purchase one share of each of the Company's common stock at an exercise price of $2.25 per share, for a term of five years through May, 2006.

     During 2001, the Company repurchased 400,000 shares for $40,000 in a private transaction.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 6 - CAPITAL STOCK - (Continued)

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

     During 2001, the company issued 1,000,000 warrants and 300,000 options to consultants, employees and directors which expire in five years.

     A summary of the stock option and warrant activity, exclusive of the 11,000,000 "financing" warrants, for the two years ended December 31, 2001, all of which were nonqualified, is set forth below:

                                                                      Weighted
                                                                      Average
                                                   Number of          Exercise
                                                   Warrants            Price
                                                   ---------        ----------
      Outstanding at December 31, 1999             1,500,000             3.00
                                                   ---------             ----

      Granted                                      2,700,000             3.99
      Exercised                                   (1,392,500)           (2.14)
      Canceled                                             -                -
                                                   ---------             ----

      Outstanding at December 31, 2000             2,807,500          $  4.38
                                                   =========             ====

      Granted                                      1,300,000             1.85
      Exercised                                     (499,000)           (2.60)
      Canceled                                       (97,800)           (3.50)
                                                   =========             ====
      Outstanding at December 31, 2001             3,510,700           $ 3.69
                                                   =========             ====
      Outstanding at December 31, 2001             3,455,156           $ 3.61
                                                   =========             ====

     During 2001, 446,800 class "C" warrants were exercised on a cashless basis which resulted in the issuance of 349,000 shares of common stock and the cancellation of 97,800 class "C" warrants.

     The weighted average fair value of options granted in 2000 and 2001 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions; annual expected return of 0%, annual volatility of 172%, risk-free interest rate of 6.5% and 6% and expected warrants life of 3 years.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 6 - CAPITAL STOCK (Continued)

     Stock Options and Warrants - (Continued)

     The per share weighted-average fair value of warrants granted during 2000 and 2001 was $3.99 and $1.56 respectively. The price per share weighted average remaining life of the warrants outstanding at December 31, 2000 and 2001 is 4.3 years and 3.5 years respectively.

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

                                                      December 31,
                                                  2000           2001
                                                --------       --------
         Net loss:
          As reported                         $(8,639,712)    $ (4,270,783)
                                                =========     ============

          Pro forma                           $(8,727,034)    $ (5,830,783)
                                                =========     ============

     For the years ended December 31, 2000 and 2001, the Company recorded non-cash charges of which $589,400 was capitalized to acquisitions, $2,506,200 charged to the statement of operations and $1,766,700 during 2000 included in additional paid in capital with a similar charge for offering costs, in connection with the grant of 2,500,000 warrants to consultants and none in 2001 as all warrants were granted to directors and employees. Such charges are the result of the fair value of the warrants granted using the Black-Scholes stock option pricing model applied warrants granted to non-employees.

     Incentive Stock Option Plans

     1994 Incentive Stock Option Plan

     On October 1, 1994 the Company adopted a stock option plan for employees, directors, consultants and advisors, which provide for the issuance of up to 500,000 shares of common stock. The Board of Directors authorized the issuance of up to 150,000 shares on October 14, 1994 based upon certain performance goals. No options have been granted under this plan as of December 31, 2001.

     2000 Incentive Stock Option Plan

     On June 15, 2000, the Shareholders of the Company ratified the Company's "2000 Incentive Stock Option Plan" and reserved 750,000 shares for issuance pursuant to said Plan. As of December 31, 2001, 300,000 options at an exercise price of $.50 per share were awarded to consultants for services performed of which 150,000 options were exercised in December 2001, generating $75,000 of proceeds to the company.

     Convertible Preferred Stock

     In October, 1999 the Company issued 30,000 shares of $10.00 par value Convertible Preferred Stock. This was originally convertible to common stock at an exchange rate of $10 per share.

     During 2000 the conversion rate was amended to $6.67 and these shares were converted into 45,000 shares of common stock in the fourth quarter of 2000.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 6 - CAPITAL STOCK (Continued)

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

     During 2000 the Company issued 950,000 warrants (the "D" warrants) to purchase 950,000 shares at $6.00 which expire in December 2005. None of these warrants have been exercised as of December 31, 2000.

     During November 2000, in connection with an employment agreement, the Company issued 200,000 warrants to purchase 200,000 shares at $9.00 with a 3 year vesting schedule.

     Subsequent to December 31, 2001, in February 2002 the Company issued 2,000,000 warrants at a price of $1.00.

     During 2001, the company granted 1,000,000 warrants to employees and directors.


NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

     In 1998 the Company issue 190,000 shares to the acting president, valued at $95,000 for services.

     The Company paid $6,000 in 1999 for facilities fees to the interim management.

     In 1999, 30,000 shares were also granted the former director and president for services. In 2000, 60,000 shares were issued to the same director for services.

     During December 2001, the company's chairman lent the company $345,000 with interest at 10%, which is expected to be repaid during 2002. The company recorded $1,019 interest expense for 2001 which is included in accrued expenses at December 31, 2001. A company the Chairman is affiliated with participated in a private placement and received 2,200,000 shares of common stock and warrants to purchase 4,400,000 shares of common stock pursuant to the terms of the placement.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 8 - PROPERTY AND EQUIPMENT

     The Company generally estimated useful lives of 3-7 years on plant and machinery, 10 and 39 years on leasehold improvements, and 40 years for buildings.

     Fixed assets, at cost, at December 31, 2001 is as follows:


      Buildings                                               $   176,237
      Leasehold Improvements                                    1,123,206
      Land                                                         20,300
      Machinery and equipment                                   1,574,231
      Office equipment                                            121,328
                                                              -----------

        Sub-Total                                               3,015,302
                                                              -----------

        Less - Accumulated Depreciation                          (305,285)
                                                              -----------

                                                              $ 2,710,017
                                                              ===========

NOTE 9 - LEASES

     Premises Leases

     In November 2000, the Company entered into a lease for office and manufacturing space in Boca Raton, Florida, effective January 1, 2001 and ending on December 31, 2005. The lease provides for minimum monthly rentals of $16,700 through December 31, 2005. The Company also paid $85,000 and $100,000 to the landlord as security deposits. The $100,000 deposit will be returned subject completion of leasehold improvements made by the Company. In March of 2002 the Company notified the landlord it intends to exercise its option to purchase this property in June 2002 for approximately $1,850,000.

     In March 2001, the Company extended a lease for office and manufacturing space in Knoxville, Tennessee, effective September 1, 2001 and ending on August 31, 2004. The lease provides for minimum monthly rentals $2,660 through August 31, 2004. The Company also paid $4,727 to the landlord as a security deposit.

     Rental expense for office space was $138,120 in 2000 and $299,434 in 2001.

     The total future minimum rental payments required are as follows:

            2002                                          $ 232,320
            2003                                            232,320
            2004                                            221,680
            2005                                            200,400
                                                          ---------
                                                          $ 886,720
                                                          =========

     Capital Leases

     The Company is the lessee of FISA CC 120 fully automated lens coating machine under a capital lease expiring in August, 2003. The assets and liabilities are recorded at the present value of the minimum lease payments and the lower of historical cost or the fair value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful life. Amortization of assets under capital leases is included in depreciation expense for 2001.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 9- LEASES - (Continued)

     Following is a summary of equipment held under capital leases:


                                                                          2001
                                                                      ----------

           Equipment                                                  $ 656,216

            Less: accumulated depreciation                              (31,248)
                                                                      ----------
                                                                      $  624,968
                                                                      ==========

     Minimum future lease payments under capital leases as of December 31, 2001 for each of the next five years are as follows:


            2002                                                      $ 360,223
            2003                                                        240,149
                                                                      ----------

            Total minimum lease payments                                600,372

            Less amounts representing interest                          (49,264)
                                                                      ----------

            Present value of net minimum lease payment                $ 551,108
                                                                      ==========


     The interest rate on the capitalized lease 9.96%. The capital lease agreement provides for a $1.00 purchase option at the end of the lease.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

     Pursuant to the premises list discussed in Note 9, the Company has notified its landlord it intends to purchase its current headquarters and operating factory for approximately $1,850,000.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 11 - INCOME TAXES

     INCOME TAXES

     No provision has been made for corporate income taxes due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $3,003,220 in the form of net operating loss ('NOL') carryforwards of approximately $8,833,000 for federal income tax purposes. If not utilized, the federal NOL's expire at various dates through 2020. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year as defined in section 382 of the Internal Revenue Code.

     The Company has recognized tax benefits as a deferred tax asset subject to a 100% valuation allowance since it is uncertain whether or not these tax benefits will be realized.

NOTE 12 - NOTES PAYABLE

     At December 31, 2001 the following notes payable are outstanding with the following:


                                    Balance at
                                   December 31,
           Note                       2001                    Terms
--------------------------         ----------      ----------------------------

Bridge note with accrued           $  825,000      $250,000 has been repaid,
  interest at 10%                   =========      the balance is expected to be
                                                   repaid from equity proceeds
                                                   during 2002.


Credit line; accrued interest at   $   87,114      Secured by certain corporate
  prime plus 1%                     =========      assets Invicta Vision


Due To Related Parties:

  Other notes and loans to          $ 149,074      Unsecured - repayment
    prior shareholders of                          dependent on certain events
    of subsidiaries

                                                   The balance is expected to
  Note to Company's                                repaid from equity proceeds
    Chairman                        $ 345,000      during 2002
                                     --------
                                    $ 494,074
                                    =========

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


The Directors and Executive Officers of the Company as of March 21, 2002 were as follows (address c/o 1160 S. Rogers Circle, Boca Raton, FL. 33487):

Name & Address                      Age          Position

Louis Gleckel, MD                    47          Chairman of the Board

Alan Yuster                          53          President and Director

Kenneth A. Brown                     63          Secretary and Director

Charles Phillips                     54          Director

William J. Reilly, Esq.              48          Treasurer and Director


BOARD OF DIRECTORS
------------------

LOUIS GLECKEL, MD - joined the Company in October 2000 as a member of the Advisory Board, and was appointed to the Board of Directors in December, 2000. A graduate of Amherst College (B.A.) and SUNY Downstate Medical College (M.D.), Dr. Gleckel is a founder of ProHealth Care Associates LLP of New York, a large multi-specialty physician organization with over 100 doctors and 500 employees. He is a team physician for the N.Y. Jets, N.Y. Islanders, and the U.S. Tennis Association at the U.S. Open. With expertise in medical financing and manufacturing, Dr. Gleckel will advise the Company as Medical Coordinator for new product research and development and product manufacturing.

ALAN YUSTER - has been the President of the Company and a Director since November 2000. Before his employment with the Company, Mr. Yuster was employed by Rodenstock, where he has held several different positions since 1988. From 1999 through October 2000, Mr. Yuster was a Vice President of Lenses at Rodenstock USA, where he was responsible for re-organizing the USA Lens Division. From 1996 until 1999, Mr. Yuster was a Director of International Sales, Americas for Rodenstock, where he was responsible for strategic initiatives and planning. From 1992 through 1996 Mr. Yuster was a vice-president of Rodenstock's Lens Division, where he was responsible for administration, sales, marketing, profit and loss and strategic planning.

KENNETH BROWN - has been the Secretary of the Company and a Director since September 1997. From 1990 through 1997, Mr. Brown was an executive officer of Broaddus Grocery, Inc. and from 1995 till 1997 Mr. Brown also served as a consultant to Bay Area Paging, Inc.

CHARLES A. PHILLIPS - has been a Director of the Company since January 2000 and has been Vice President, Chief Operations Officer and a Director of Quigley Corporation since September 1989. Before his employment with Quigley, Mr. Phillips founded and operated KEB Enterprises, a gold and diamond mining operation that was based in Sierra Leone, West Africa. In addition, Mr. Phillips also served as a technical consultant for Re-Tech, Inc., a company located in Horsham, Pennsylvania, where he was responsible for full marketing and production of a prototype electrical device.

WILLIAM J. REILLY, ESQ. - has been a Director of the Company since 1997 and was previously the Company's Secretary. Mr. Reilly is an attorney and has been engaged in the private practice of law since 1984, concentrating on corporate securities matters. In addition, from March 1986 to January 1991, Mr. Reilly served as President of American Leisure Entertainment Corp. and was responsible for developing its entertainment restaurant concept. Under his direction, American Leisure Entertainment Corp. completed an initial public offering of its stock in October 1987. From 1996 to May 1999, Mr. Reilly was also a Director of Goldstar Entertainment Media, Inc.


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2000 and 2004. (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 2000 and 2001 exceeded $100,000.

ANNUAL COMPENSATION



NAME AND POSITION           Salary        Warrants     Year


Alan Yuster (1)(2)(3)      $156,000       200,000      2001
                           $ 21,000       200,000      2000

Herman Burckhardt(3)           --             --       2001
                           $ 65,192           --       2000

No Officer or Director of the Registrant received cash compensation for services rendered during calendar year 1999.

(1) 200,000 warrants in November 2000, with a 3 year vesting schedule, at $9.00 per share.

(2) 200,000 warrants in February 2001, with various vesting at $2.25 per share, 200,000 warrants in February 2002 at $1.00.

(3) During 2000 Mr. Burckhardt was President of the Company from 1/1/00 through 10/31/00 and Mr. Yuster was President of the Company from 11/1/00 through 12/31/00.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of March 21, 2002:


Name and Address of             Position     Amount and Nature of     Percent of
Owner                                        Beneficial Ownership       Class

Louis Gleckel, MD (1)           Chairman        6,907,000(1)(2)        43.49.%

Alan Yuster                     President         400,000(2)             2.86%
                                Director

Kenneth Brown                   Secretary,        140,000(2)            1.02%
                                Director

Charles Phillips                Director          110,000(2)             .8%

William J. Reilly, Esq.         Treasurer,        340,000(2)            2.84%
                                Director

Bigelow Investments             Shareholder     9,900,000(2)           49.05%
                                                ---------             ------

TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                                    17,797,000              76.77%
                                               ==========             ======

(1) Includes 2,200,000 shares of common stock and warrants held by LWG Capital to purchase 4,400,000 shares of common stock. Dr. Gleckel is a control person of LWG Capital LLC.

(2) Unless otherwise indicated, Invicta Corp. believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 13,583,465 shares outstanding on March 21, 2002, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after March 21, 2002, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants; Louis Gleckel, MD - 100,000 warrants, Kenneth Brown - 100,000 warrants, Charles Phillips - 100,000 warrants, William J. Reilly - 100,000 warrants, Alan Yuster - 400,000 warrants, Bigelow Investments - 6,600,000 warrants.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended December 31, 2001 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the two years then ended December 31, 2001, the contents of which commence on Page F1. The Financial Statements detail the short-term financing and subsequent equity financing provided to the Company by Louis Gleckel, MD, Chairman of the Board of the Company and other investors.

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

                                   INVICTA CORPORATION



May 15, 2002                   by:/s/  Louis Gleckel
                                  -------------------------------------------
                                  Louis Gleckel, MD
                                   Chairman


May 15, 2002                   by:/s/  Alan Yuster
                                  -------------------------------------------
                                  Alan Yuster
                                  President, Acting CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2002              by:/s/  Kenneth Brown
                                  -------------------------------------------
                                  Kenneth Brown, Secretary and Director


May 15, 2002              by:/s/  Charles Phillips
                                  -------------------------------------------
                                  Charles Phillips, Director


May 15, 2002                   by:/s/  William J. Reilly
                                  -------------------------------------------
                                  William J. Reilly, Treasurer and Director