Form 10QSB
period 2002-03-31
INVICTA CORP
filed 2002-05-23
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2002                 Commission File No. 1-16181


                      INVICTA CORPORATION AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           22-2946374
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                          Identification Number)


1160 S. Rogers Circle, Boca Raton, FL                            33487
-------------------------------------                    ------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, (561) 995-9980
                           --------------



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

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2002 is of one class of $.01 par value common stock was 15,743,465.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX


                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheet - March 31, 2002    .................3

          Consolidated Statements of Operations - Three Months
            Ended March 31, 2001 and 2002 and for the period from
            January 1, 1998 (date of reorganization) through
            March 31, 2002................................................4

          Consolidated Statement of Cash Flows - Three Months
            Ended march 31, 2001 and 2002 and for the period from
            January 1, 1998 (date of reorganization) through
            March 31, 2002................................................6

          Notes to the Consolidated Financial Statements..................7

          Management's Discussion and Analysis of Financial
            Conditions and Results of Operations.........................12

PART II   OTHER INFORMATION

          Item 1.    Legal Proceedings...................................20

          Item 2.    Changes in Securities...............................20

          Item 3.    Defaults Upon Senior Securities.....................20

          Item 4.    Submission of Matters to a Vote of
                       Security Holders..................................20

          Item 5.    Other Information...................................20

          Item 6.    Exhibits and Reports on Form 8-K....................20

Signature Page...........................................................21

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)
ASSETS

Current assets
  Cash                                                             $    159,507
  Accounts receivable, net of allowance of $34,000                      277,256
  Inventory                                                             518,945
  Prepaid expenses and other current assets                              51,856
                                                                   ------------
      Total current assets                                            1,007,564

Fixed assets, net of accumulated depreciation of $349,937             3,074,139

Patents and other intangibles, net of accumulated
  amortization of $1,281,681                                          6,931,007

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,529,844                                           234,570
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $475,795                              171,000
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               470,726
                                                                   ------------
      Total other assets                                                984,296
                                                                   ------------
      TOTAL ASSETS                                                   11,997,006
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      843,532
  Accrued expenses                                                      377,097
  Current portion of capital Lease                                      358,140
  Short-term bank debt                                                   87,114
                                                                   ------------
      Total current liabilities                                       1,665,883

Capital Lease, net of current portion                                   146,428
                                                                   ------------
Short term notes expected to be converted
  to or be repaid from equity                                           575,000
                                                                   ------------
Other liabilities, related parties                                      662,574
                                                                   ------------
Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000
    shares authorized;  15,493,465 issued
    and outstanding at March 31, 2002                                   154,935
  Additional Paid-In Capital                                         24,125,772
  Deferred compensation                                                 (52,775)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (15,280,811)
                                                                   ------------
      Total Stockholders' Equity                                      8,947,121
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 11,997,006
                                                                   ============


See notes to the consolidated financial statements.


                                     INVICTA CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)

                                                                                 From
                                                                              January 1,
                                                                                 1998
                                                                               (Date of
                                                     For the                Reorganization)
                                               Three Months Ended                 to
                                                    March 31,                  March 31,
                                              2001              2002              2002
                                          ------------      ------------      ------------
Total Revenue                             $    324,874      $    301,460      $  2,470,307
                                          ------------      ------------      ------------
Operating Expenses
  Direct operating expenses                    136,982           165,398         1,240,765
  Research and development                      81,137           141,518           593,235
  Selling, general and administrative
    expenses (including bad debts of
    $2,500, $4,000  and $73,651,
    respectively and non-cash
    charges for common stock and
    warrant compensation of
    $8,334, $8,334 and $4,140,063,
    respectively                             1,034,134           607,029        11,892,394
  Depreciation and amortization                165,407           218,059         1,529,355
                                          ------------      ------------      ------------
      Total operating expenses               1,417,660         1,132,004        15,255,749
                                          ------------      ------------      ------------
Loss from operations before other
  income and expense                        (1,092,786)         (830,544)      (12,785,442)

Other income (expense)
  Interest and dividend income                     706             4,574            10,746
  Interest expense                             (65,836)          (40,457)         (200,946)
  Minority interest loss in
    unconsolidated subsidiary                  (21,350)           (7,830)         (119,344)
  Reserve for decline in value of
    investments                                   --                --          (2,185,795)
                                          ------------      ------------      ------------

      Total other income (expense)             (86,480)          (43,713)       (2,495,339)
                                          ------------      ------------      ------------

Operating (loss) before income taxes        (1,179,266)         (874,257)      (15,280,781)
                                          ------------      ------------      ------------

Provision for taxes                               --                --                --
                                          ------------      ------------      ------------

      Net (Loss)                          $ (1,179,266)     $   (874,257)     $(15,280,781)
                                          ============      ============      ============


(Loss) per share                         $       (.16)    $       (.06)
                                         ============     ============

Weighted average shares outstanding
  Basic and diluted                         7,570,465       14,193,910
                                         ============     ============


See notes to the consolidated financial statements.

                                              4


                                       INVICTA CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                                                                       From
                                                                                    January 1,
                                                                                       1998
                                                                                     (Date of
                                                         For the                  Reorganization)
                                                   Three Months Ended                   to
                                                         March 31,                   March 31,
                                                   2001              2002               2002
                                               ------------      ------------      ------------
Cash Flows provided by
  Operating Activities:
  Net (loss)                                   $ (1,179,266)     $   (874,257)     $(15,280,881)
  Adjustments to reconcile net loss to
    cash provided by operating activities:
  Bad Debts                                           2,500             4,000            73,651
  Expense paid by issuance of common stock
   and warrants                                       8,334             8,334         4,140,063
  Reserve for decline in market value                  --                --           2,185,795
  (Income)Loss from unconsolidated
    subsidiary                                       21,350             7,830           119,344
  Depreciation and amortization                     165,407           218,059         1,651,132
  (Increase) in accounts receivable                 (80,830)           (7,247)         (184,345)
  (Increase) in other assets                       (149,957)          (15,712)         (412,505)
  (Increase) in inventory                           (60,815)          (95,796)         (424,176)
  Increase in accounts payable and
    accrued expenses                                477,989           321,147         1,102,790
                                               ------------      ------------      ------------
Net cash (used in) operating activities            (795,288)         (433,642)       (7,029,132)
                                               ------------      ------------      ------------

Cash Flows (Used In) Investing Activities:
  Entertainment assets                                 --                --            (646,795)
  Acquisition of fixed assets                      (412,411)         (408,777)       (3,427,922)
  Investment in Linux Labs                             --                --            (300,000)
  Cash payment for intangible assets                (43,250)             --            (658,250)
                                               ------------      ------------      ------------
Net cash (used in) investing activities            (455,661)         (408,777)       (5,032,967)
                                               ------------      ------------      ------------

Cash Flows From (Used) In Financing
  Activities:
  Proceeds from capital lease                          --                --             656,213
  Proceeds from notes                             3,830,000           170,000         3,800,000
  Payment on notes                                 (709,781)         (251,500)       (3,015,591)
  Payment on bank debt                                 --                --            (136,897)
  Proceeds from the issuance of
    convertible preferred stock                        --                --             300,000
  Proceeds from the issuance of
    common stock                                       --           1,030,000        10,816,325
  Cash acquired in acquisitions                        --                --               3,406
  Payment on capital lease obligations               (4,419)          (46,540)         (162,497)
  Repurchase of common stock                           --                --             (40,000)
                                               ------------      ------------      ------------
Net cash from financing activities                3,115,790           901,960        12,220,959
                                               ------------      ------------      ------------

Net increase  in cash                             1,864,841            59,541           158,860

Cash, beginning of period                           798,115            99,996               647
                                               ------------      ------------      ------------

Cash, end of period                            $  2,662,956      $    159,507      $    159,507
                                               ============      ============      ============

See notes to the consolidated financial statements.

                                                5

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Invicta Corporation (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.. The primary business of Invicta is to design, develop, manufacture and market high quality prescriptionable sunglass lens and eyewear products.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-
Lite, Inc., effective May 1, 2000, Action Services, Inc., effective June 1, 2000, and Biz Auctions, Inc., effective July 31, 2000. Inter-company transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2001.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
        (Continued)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Pre- acquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Invicta Corporation commencing with its 2002 fiscal year. Invicta Corporation is currently evaluating the impact these statements will have on its results of operations and financial position.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE B. RELATED PARTY TRANSACTIONS

During December 2001, the Company's chairman lent the Company $345,000 and during the quarter ended March 31, 2002 he lent an additional $170,000, net of repayments, with interest at 10%. At March 31, 2002 the balance due on this debt is $515,000, which is expected to be repaid during 2002. The Company recorded $8,750 interest expense for the quarter ended March 31, 2002. Included in accrued expenses is $9,769 of unpaid interest to the Chairman at March 31, 2002. A company the chairman is affiliated with participated in a private placement and received 2,200,000 shares of common stock and warrants to purchase 4,400,000 shares of common stock pursuant to the terms of the placement.

The Company has notified its landlord that the Company (or its designated entity) intends to exercise the purchase option to buy its corporate headquarters, in June 2002 for an approximate purchase price of $1,850,000, of which approximately $270,000 has already been paid. In the event the Company does not exercise its option, for any reason; in partial consideration for loan guarantees and unsecured loans made to the Company, by the Company's Chairman, the Company has given the Chairman the right to exercise this purchase option individually, or as a participant of an investment group he is a member.

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES

At March 31, 2002, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of a reserve for market decline of $475,795. These companies are privately held and although both contemplate completing their initial public offering or another capital event, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public financial information is available at this time.

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 270,000 shares of the Company's common stock and other consideration for the acquisition and 600,000 shares of the company's common stock for assistance with completion of the "Itchykoo" project, valued at a total of $1,740,000. Sunrise is a privately held company. The Company accounts for this investment under the equity method. Included in the Statement of Operations for the three months ended March 31, 2001 and March 31, 2002 is $(21,350) and $(7,830), respectively of the Company's share of the income (loss) from this unconsolidated subsidiary, this is included in the Balance Sheet, net of cumulative losses of $119,344 and a reserve for market decline of $1,410,500, for a net value of $234,570 at March 31, 2002.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE D. PURCHASE OF SUBSIDIARIES AND INTANGIBLE ASSETS

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

Amortization expense for the three months ended March 31, 2001 and 2002 was $ and $157,407, respectively on these intangible assets.

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

Utilization of net operating losses generated through March 31, 2002 may be limited due to changes in ownership as defined in Section 382 of the Internal Revenue Code.


NOTE F. INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's Solera TM product line. At March 31, 2002 inventory is comprised of the following:

                        Raw materials                       206,165
                        Work in progress                     26,447
                        Finished goods                      352,426
                                                          ---------
                        Total                               585,038

                        Less:  Reserve for Obsolescence     (66,093)
                                                          ---------
               Net Inventory                              $ 518,945
                                                          =========

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


THREE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31, 2002


The Company reported a net loss of $$1,179,266 on total revenues of $324,874 during the quarter ended March 31, 2001 as compared to a net loss of $874,257 on total revenues of $301,460 for the quarter ended March 31, 2002. This loss represents a loss per common share of $.16 for the quarter ended March 31, 2001 as compared to a loss per share of $.06 during the current quarter ended March 31, 2002.

Selling and administrative expenses were $607,029 for the quarter ended March 31, 2002 as compared to $1,034,134 for the same period in 2001. After excluding non-cash charges for common stock and warrant compensation of $8,334 in the quarter ended March 31, 2002 and $8,334 in the quarter ended March 31, 2001, respectively, in the current period 2002 selling and administrative expenses were $598,195 as compared to $1,025,800 in same period for 2001. This decrease in selling and administrative expenses during the quarter ended March 31, 2002 represents a reduction in marketing expenses which were curtailed by management during the quarter, until the new factory is fully operable.

Direct operating expenses for the quarter ended March 31, 2002 were $165,398 and include the cost of products sold, representing 54.86% of revenue compared to $136,982 during the three months ended March 31, 2001, or 42.16% of revenue, and may not be indicative of future margins.

Research and development expenses in the quarter ended March 31, 2002 totaled $141,518 compared to $81,137 for the quarter ended March 31, 2001, which represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment installed at the new factory.

CURRENT PLAN OF OPERATIONS

Invicta Corporation is presently structures as an optical technology operating company which is focusing its business plan on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through it subsidiaries, specializes in optical technology, products and services for the optical industry, as well as cutting-edge consumer optical products, which recently acquired its second generation patent, including the patented SOLERA-TM- line of photochromic fashion lenses which are presently being marketed nationally, and expect to be marketed internationally, by next year.

The Company is posed to deliver multiple combinations of prescriptionable, non-prescriptionable and multi colored lenses to a variety of customers, including frame manufacturers, designers with proprietary sunglass lines and optical chains. The dexterity of style, together with its design and the Company's capability to deliver efficient mass and customized production runs of the Solera-TM- product line present the Company's greatest opportunity for 2002.

Our most exciting product line - the patented Solera(TM) lenses has recently introduced to the world a unique and innovative consumer lens products. These fashion photochromic lenses, manufactured with our patented Solera process, allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function, and include yellow, orange, rose, violet, blue, teal, brown and gray. The lenses change very quickly from the fashion color density indoors to sunglass density color outdoors. They maintain their true color throughout the photochromic process, and also feature ultraviolet and scratch protection. The lenses are presently available in both non-prescription (plano) and prescription form.

Management anticipates that the 2002 fiscal capital plan to raise approximately $2.5 million of equity placement financing by the Company will be sufficient to fund the initial national and international rollout of the Solera-TM- product line. The Company's new state-of-the-art manufacturing facility in Boca Raton, FL has increased the capacity of the Company to produce, market and service its products dramatically. The Company anticipates that the new facility will provide a significant increase in the Company's "large order" capabilities and increase manufacturing capacity for the calendar year 2002. In March 2002 the Company's new factory has been operational.

It is also anticipated that the Company's investments in Omnicast Corp., WhyWait.com and Linuxlabs, Inc., will all be liquidated during the course of 2002, or as soon as practicable, as part of the Company's business focus on the consumer optical industry.

GENERAL INTRODUCTION AND BUSINESS STRATEGY

During calendar year 2001, the Company has undergone an internal reorganization. Our primary business focus has shifted from that of a general technology holding company, to one, which focuses exclusively on the consumer optical sector. Our management structure has been streamlined, and our operational costs have been significantly reduced. The Company's acquisitions and product development efforts during calendar years 2001 have provided us with a state-of-the-art research and development facility, a new lens production facility for the patented Solera(TM) line of fashion photochromic lenses, and new capabilities for manufacturing and distributing chemicals and supplies to the worldwide optical industry .

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


EFFECT OF INFLATION ON OPERATION

Management believes inflation had no material effect on operations during 2000 and 2001, and expects no material effect during 2002.

SEASONALITY

Management believes seasonality had no material effect on operations during 2000 or 2001 nor should it have a material effect on 2002 results.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2002 the Company had a working capital deficit of $658,319 as compared to a working capital deficit of $404,637 at December 31, 2001. The Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes.

During the quarter ended March 31, 2002 the Company has issued approximately 2,060,000 of its shares for approximately $1,030,000 of proceeds. These proceeds have been used to pay a portion of the bridge note outstanding at December 31, 2001, and the remainder here has been available for general working capital. Also during the quarter, the Company invested approximately $409,000 for fit-out costs and equipment for its new factory.

Cash used in operating activities consisted of the net loss, offset by depreciation and amortization expenses paid with stock and warrants and an increase in accounts payable and accrued expense; and cash used in operations was increased by increases in accounts receivable, inventory and deposits and other assets as the Company is gearing up for its operating mode.

Management plans to raise an additional $2.5 million from the exempt issuances of its common stock to sophisticated investors, depending on its varying working capital needs and market conditions while trying to remain sensitive to shareholder dilution issues.

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

Material Commitments

The Company has notified its landlord that the Company (or its designated entity) intends to exercise the purchase option to buy its corporate headquarters, in June 2002 for an approximate purchase price of $1,850,000, of which approximately $270,000 has already been paid. The Company does not anticipate difficulty in obtaining a mortgage to complete this transaction.

In the event the Company does not exercise its option, for any reason; in partial consideration for loan guarantees and unsecured loans made to the Company, by the Company's Chairman, the Company has given the Chairman the right to exercise this purchase option individually, or as a participant of an investment group he is a member.

RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

THE COMPANY IS A DEVELOPMENT STAGE COMPANY

The Company remains in the development stage, as it has not yet commenced planned commercial operations of its new factory to deliver a full range of prescription lenses. Since inception, the Company has been engaged principally in the development of its patents. Therefore, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the competitive lenswear industry, as well as those risks encountered in the shift development to commercialization of new technology and products or services based upon such technology.


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

         On September 5, 2001, a lawsuit was commenced against the Company (RICHARD GRAY et al. v. INVICTAVISION, INC. Formerly EyeAmerica, Inc. And INVICTA CORPORATION; 191 Judicial District Court, Dallas County, TX; Case No. 0106763-J) by a group of shareholders seeking recision of their private purchase of Common Stock of the Company's InvictaVision, Inc. subsidiary, which shares were subsequently converted into Shares of Common Stock of the Company. The Company is presently negotiating with the Plaintiffs in connection with the resolution of their claims, with an amount in dispute of approximately $500,000.

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

                                   INVICTA CORPORATION


May 20, 2002                  by: /s/ Louis Gleckel
                                  -------------------------------------------
                                  Louis Gleckel, MD
                                  Chairman of the Board

May 20, 2002                  by: /s/ Alan Yuster
                                  -------------------------------------------
                                  Alan Yuster
                                  President and Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 20, 2002                  by: /s/  Kenneth Brown
                                  -------------------------------------------
                                  Kenneth Brown, Secretary and Director


May 20, 2002                  by: /s/ Charles Phillips
                                  -------------------------------------------
                                  Charles Phillips, Director


May 20, 2002                  by: /s/ William J. Reilly
                                  -------------------------------------------
                                  William J. Reilly, Treasurer and Director