Form 10QSB
period 2002-06-30
INVICTA CORP
filed 2002-08-21
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 2002                Commission File No. 1-16181


                      INVICTA CORPORATION AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           22-2946374
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                          Identification Number)


1160 S. Rogers Circle, Boca Raton, FL                            33487
---------------------------------------                    ------------------
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

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2002 is of one class of $.01 par value common stock was 16,453,465.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                            Page
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet - June 30, 2002............................3

         Consolidated  Statements  of  Operations  - Three Months Ended
           June 30,  2001 and 2002 and for the period  from  January 1,
           1998 (date of reorganization) through
           June 30, 2002.......................................................4

         Consolidated  Statements of Operations - Six Months Ended June
           30,  2001 and 2002 and for the period  from  January 1, 1998
           (date of reorganization) through
           June 30, 2002.......................................................5

         Consolidated  Statement  of Cash Flows - Six Months Ended June
           30,  2001 and 2002 and for the period  from  January 1, 1998
           (date of reorganization) through
           June 30, 2002.......................................................6

         Notes to the Consolidated Financial Statements........................7

         Management's Discussion and Analysis of Financial
           Conditions and Results of Operations...............................12

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................20

         Item 2.   Changes in Securities......................................20

         Item 3.   Defaults Upon Senior Securities............................20

         Item 4.   Submission of Matters to a Vote of
                     Security Holders.........................................20

         Item 5.   Other Information..........................................20

         Item 6.   Exhibits and Reports on Form 8-K...........................20

Signature Page................................................................21

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)
ASSETS

Current assets
  Cash                                                             $     32,547
  Stock subscription receivable                                          85,000
  Accounts receivable, net of allowance of $24,000                      253,591
  Inventory                                                             404,051
  Prepaid expenses and other current assets                             129,927
                                                                   ------------

      Total current assets                                              905,116

Fixed assets, net of accumulated depreciation of $436,243             2,995,854

Patents and other intangibles, net of accumulated
  amortization of $1,761,037                                          6,164,150

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,624,144                                           140,270
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $646,795                                 --
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               418,309
                                                                   ------------

      Total other assets                                                666,579
                                                                   ------------

      TOTAL ASSETS                                                   10,731,699
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      848,173
  Accrued expenses                                                      272,210
  Current portion of capital Lease                                      335,536
  Short-term bank debt                                                   87,114
                                                                   ------------

      Total current liabilities                                       1,543,033

Capital Lease, net of current portion                                    88,581
                                                                   ------------

Short term notes expected to be converted
  to or be repaid from equity                                           640,000
                                                                   ------------

Other liabilities, related parties                                      733,923
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000
    shares authorized; 16,453,465 issued
    and outstanding at June 30, 2002                                    164,535
  Additional Paid-In Capital                                         24,402,097
  Deferred compensation                                                 (44,441)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (16,796,029)
                                                                   ------------

      Total Stockholders' Equity                                      7,726,162
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 10,731,699
                                                                   =============

See notes to the consolidated financial statements.


                                       INVICTA CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                           (Unaudited)

                                                                                    From
                                                                                 January 1,
                                                                                    1998
                                                                                  (Date of
                                                           For the              Reorganization)
                                                      Three Months Ended              to
                                                           June 30,                June 30,
                                                     2001            2002            2002
                                                 ------------    ------------    ------------
Total Revenue                                    $    343,861    $    308,235    $  2,778,542
                                                 ------------    ------------    ------------

Operating Expenses
  Direct operating expenses                           160,664         173,226       1,413,991
  Research and development                             64,314         155,140         748,375
  Selling, general and administrative
    expenses (including bad debts of
    $2,500, $0 and $73,651 respectively
    and non-cash charges for common
    stock and warrant compensation of
    $8,334, $8,334 and $4,148,397 respectively      1,080,623         581,437      12,473,831
  Depreciation and amortization                       165,407         242,150       1,771,505
                                                 ------------    ------------    ------------

      Total operating expenses                      1,471,008       1,151,953      16,407,702
                                                 ------------    ------------    ------------

Loss from operations before other
  income and expense                               (1,127,147)       (843,719)    (13,629,161)
                                                 ------------    ------------    ------------

Other income (expense)
  Interest and dividend income                           --             9,469          20,215
  Interest expense                                     (1,998)        (50,323)       (251,269)
  Minority interest loss in
    unconsolidated subsidiary                         (19,215)           --          (119,344)
  Impairments of investments
    and intangible assets                                --          (630,675)     (2,816,470)
                                                 ------------    ------------    ------------

      Total other income (expense)                    (21,213)       (671,530)     (3,166,869)
                                                 ------------    ------------    ------------

Operating (loss) before income taxes               (1,148,360)     (1,515,248)    (16,796,029)

Provision for taxes                                      --              --              --
                                                 ------------    ------------    ------------

      Net (Loss)                                 $ (1,148,360)   $ (1,515,248)   $(16,796,029)
                                                 ============    ============    ============



(Loss) per share                                 $       (.12)   $       (.09)
                                                 ============    ============


Weighted average shares outstanding
  Basic and diluted                                 9,646,049      15,996,608
                                                 ============    ============



See notes to the consolidated financial statements.


                                     INVICTA CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)

                                                                                  From
                                                                                January 1,
                                                                                  1998
                                                                                (Date of
                                                          For the            Reorganization)
                                                     Six Months Ended               to
                                                          June 30,               June 30,
                                                   2001             2002           2002
                                               ------------    ------------    ------------
Total Revenue                                  $    668,735    $    609,695    $  2,778,542
                                               ------------    ------------    ------------

Operating Expenses
  Direct operating expenses                         297,646         338,624       1,413,991
  Research and development                          145,451         296,658         748,375
  Selling, general and administrative
    expenses (including bad debts of
    $2,500, $4,000 and $73,651 respectively
    and non-cash charges for common stock
    and warrant compensation of $16,668,
    $16,668 and $4,148,397 respectively           2,114,757       1,188,466      12,473,831
  Depreciation and amortization                     330,814         460,209       1,771,505
                                               ------------    ------------    ------------

      Total operating expenses                    2,888,668       2,283,957      16,407,702
                                               ------------    ------------    ------------

Loss from operations before other
  income and expense                             (2,219,933)     (1,674,263)    (13,629,161)
                                               ------------    ------------    ------------

Other operating income (expense)
  Interest and dividend income                          706          14,043          20,215
  Interest expense                                  (67,834)        (90,780)       (251,269)
  Minority interest loss in
    unconsolidated subsidiary                       (40,565)         (7,830)       (119,344)
  Impairments of investments
    and intangible assets                              --          (630,675)     (2,816,470)
                                               ------------    ------------    ------------

      Total other operating income (expense)       (107,693)       (715,243)     (3,166,869)
                                               ------------    ------------    ------------

Operating (loss) before income taxes             (2,327,626)     (2,389,505)    (16,796,029)

Provision for taxes                                    --              --              --
                                               ------------    ------------    ------------

      Net (Loss)                               $ (2,327,626)   $ (2,389,505)   $(16,796,029)
                                               ============    ============    ============



(Loss) per share                               $       (.27)   $       (.16)
                                               ============    ============


Weighted average shares outstanding
  Basic and diluted                               8,621,747      15,100,239
                                               ============    ============



See notes to the consolidated financial statements.


                                    INVICTA CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENT CASH FLOWS
                                        (Unaudited)

                                                                               From
                                                                             January 1,
                                                                                1998
                                                                             (Date of
                                                        For the            Reorganization)
                                                    Six Months Ended             to
                                                        June 30,              June 30,
                                                  2001           2002           2002
                                             ------------    ------------    ------------
Cash Flows provided by
  Operating Activities:
  Net (loss)                                 $ (2,327,626)   $ (2,389,505)   $(16,792,514)
  Adjustments to reconcile net loss to
    cash provided by operating activities:
  Bad Debts                                          --             4,000          73,651
  Expense paid by issuance of common stock
   and warrants                                    16,668          16,668       4,148,397
  Reserve for impairment                             --           630,675       2,816,470
  (Income)Loss from unconsolidated
    subsidiary                                     40,565           7,830         119,344
  Depreciation and amortization                   330,814         460,209       1,889,767
  (Increase) in accounts receivable              (149,838)         26,418        (150,780)
  (Increase) in inventory                         (89,243)         19,098        (309,282)
  (Increase) in deposits and other assets        (374,640)        (48,459)       (445,252)
  Increase in accounts payable and
    accrued expenses                              496,235         220,903       1,002,546
                                             ------------    ------------    ------------

Net cash (used in) operating activities        (2,057,065)     (1,052,163)     (7,647,653)
                                             ------------    ------------    ------------

Cash Flows (Used In) Investing Activities:
  Entertainment assets                               --              --          (646,795)
  Acquisition of fixed assets                    (465,850)       (416,795)     (3,435,940)
  Investment in Linux Labs                           --              --          (300,000)
  Cash payment for intangible assets              (43,250)           --          (658,250)
                                             ------------    ------------    ------------

Net cash (used in) investing activities          (509,100)       (416,795)     (5,040,985)
                                             ------------    ------------    ------------

Cash Flows From (Used) In Financing
  Activities:
  Proceeds from capital lease                        --              --           656,213
  Proceeds from notes                                --           305,000       3,935,000
  Payment on notes                             (2,514,091)       (251,500)     (3,015,591)
  Payment on bank debt                            (75,485)           --          (136,897)
  Proceeds from the issuance of
    convertible preferred stock                      --              --           300,000
  Proceeds from the issuance of
    common stock                                5,500,000       1,475,000      11,261,325
  Cash acquired in acquisitions                      --              --             3,406
  Payment on capital lease obligations             (4,429)       (126,991)       (242,948)
  Repurchase of common stock                      (40,000)           --           (40,000)
                                             ------------    ------------    ------------

Net cash from financing activities              2,865,995       1,401,509      12,720,508
                                             ------------    ------------    ------------

Net increase in cash                              299,830         (67,449)         31,870

Cash, beginning of period                         798,115          99,996             647
                                             ------------    ------------    ------------

Cash, end of period                          $  1,097,945    $     32,547    $     32,547
                                             ============    ============    ============

See notes to the consolidated financial statements.


                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Invicta Corporation (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.. The primary business of Invicta is to design, develop, manufacture and market high quality photochromic sunglass lens and eyewear products.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-Lite, Inc., effective May 1, 2000, Action Services, Inc., effective June 1, 2000, and Biz Auctions, Inc., effective July 31, 2000. Inter-company transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2001.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
        (Continued)

REVENUE RECOGNITION - As required, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin "(SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its products in accordance with SAB No. 101. Revenues during the periods presented primarily represent the reselling of certain eyewear components in the Action Services, Inc. subsidiary. The Company has yet to record material revenue from its planned principle operations of photochromic sunglass lenses.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have material implemented effects on the Company's results of operations or financial position. A review of intangible assets for impairment resulted in a charge of $630,675.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)




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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

BIZ AUCTIONS, INC.

Effective July 31, 2000, the Company issued 100,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of Biz Auctions, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of Biz Auctions, Inc. pursuant to APB
16. The excess (approximately $503,097) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and is being amortized over seven years effective August 1, 2000. Pursuant to the agreement of merger, Biz Auctions, Inc. has become a wholly owned subsidiary. During the quarter ended June 30, 2002, the Company closed down the operations of this subsidiary, reverting certain assets and liabilities to the original seller, retained the Company's operating web-sites and recorded an impairment of $365,375.

LONG-LIVED ASSETS

The Company accounts for long-lived assets under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" commencing in the fiscal year beginning January 1, 2002. During the six months ended June 30, 2002, the Company recorded an impairment loss of $630,675 on long-lived assets and its investments in certain subsidiaries.

Amortization expense for the six months ended June 30, 2001 and 2002 was $314,814 and $314,814 respectively on these intangible assets.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)




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

Utilization of net operating losses generated through June 30, 2002 may be limited due to changes in ownership as defined in Section 382 of the Internal Revenue Code.

NOTE F. INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's Solera TM product line. At June 30, 2002 inventory is comprised of the following:

     Raw materials                                               $ 155,148
     Work in progress                                               94,029
     Finished goods                                                220,967
                                                                 ---------

     Total                                                         470,144

     Less: Reserve for Obsolescence                                (66,093)
                                                                 ---------

     Net Inventory                                               $ 404,051
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

THREE MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2002

The Company reported a net loss of $1,148,360 on total revenues of $343,861 during the quarter ended June 30, 2001 last year as compared to a net loss of $1,515,248 on total revenues of $308,235 for the current quarter ended June 30, 2002. This loss represents a loss per common share of $(.12) for the quarter ended June 30, 2001 as compared to a loss per share of $(.09) during the current quarter ended June 30, 2002. Also, during the quarter ended June 30, 2002, the loss was increased as the Company recorded a non-recurring impairment expense of $630,675, which consisted of $365,375 in the closing of its Biz Auction operation, and $94,300 to further reduce its residual value in its unconsolidated Sunrise subsidiary to $140,000 and $171,000 in its Entertainment assets to reduce its residual value to $0.

Selling and administrative expenses were $581,437 for the quarter ended June 30, 2002 as compared to $1,080,623 for the same period in 2001. After excluding non-cash charges for common stock and warrant compensation of $8,334 in the quarter ended June 30, 2002 and $8,334 in the quarter ended June 30, 2001, respectively, in the current period 2002 selling and administrative expenses were $573,103 as compared to $1,072,289 in same period for 2001. This decrease in selling and administrative expenses during the quarter ended June 30, 2002 represents a reduction in marketing expenses which were curtailed by management during the quarter, until the new factory is fully operable.

Direct operating expenses for the quarter ended June 30, 2002 were $173,226 and include the cost of products sold, representing 56.2% of revenue compared to $160,664 during the three months ended June 30, 2001, or 46.7% of revenue, and may not be indicative of future margins.

Research and development expenses in the quarter ended June 30, 2002 totaled $155,140 compared to $64,314 for the quarter ended June 30, 2001, which represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment installed at the new factory. The increase in the current period represents recent effort to complete the Company's second generation product.

SIX MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2002

The Company reported a net loss of $2,327,626 on total revenues of $668,735 during the six months ended June 30, 2001 as compared to a net loss of $2,389,505 on total revenues of $609,695 for the six months ended June 30, 2002. This loss represents a loss per common share of $(.27) for the quarter ended June 30, 2001 as compared to a loss per share of $(.16) during the current quarter ended June 30, 2002. Also, during the six months ended June 30, 2002, the Company recorded an impairment of $630,675, which consisted of $365,375 in the closing of its Biz Auction operation, and $94,300 to further reduce its residual value in its unconsolidated Sunrise subsidiary to $140,000 and $171,000 to its Entertainment assets to reduce its residual value to $0.

Selling and administrative expenses were $1,188,466 for the quarter ended June 30, 2002 as compared to $2,114,757 for the same period in 2001. After excluding non-cash charges for common stock and warrant compensation of $16,668 in the quarter ended June 30, 2002 and $16,668 in the quarter ended June 30, 2001, respectively, in the current period 2002 selling and administrative expenses were $1,171,798 as compared to $2,098,089 in same period for 2001. This decrease in selling and administrative expenses during the quarter ended June 30, 2002 represents a reduction in marketing expenses which were curtailed by management during the quarter, until the new factory is fully operable.

Direct operating expenses for the quarter ended June 30, 2002 were $338,624 and include the cost of products sold, representing 55.5% of revenue compared to $297,646 during the six months ended June 30, 2001, or 44.5% of revenue, and may not be indicative of future margins.

Research and development expenses in the quarter ended June 30, 2002 totaled $296,658 compared to $145,451 for the quarter ended June 30, 2001, which represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment installed at the new factory. The increase in the current period represents recent effort to complete the Company's second generation product.


CURRENT PLAN OF OPERATIONS

Invicta is today an optical technology company specializing in the development, manufacturing and sales of photochromic lenses, chemicals and supplies to the high-growth and high-margin consumer optical industry.

During the second half of 2001 and the first quarters of 2002, the company has undergone an internal and strategic reorganization. The primary business focus has shifted away from that of an optical research and development company and a manufacturer of fashion optical products. Invicta is now focused on our patented pending process for creating industry standard high performance photochromic lenses. This Solera(R) line of high performance photochromic lenses is now available in gray and should soon be introduced in brown. These two colors represent approximately 98% of what the Company understands to be the nearly 400 million dollar wholesale domestic market for photochromic lenses. Independent testing is currently being conducted which should support our claims of superior technology.

The company's acquisitions and product development efforts during the past years have provided Invicta with a new lens production facility for the Solera(R) line of high performance photochromic lenses.

This new $2.5 million manufacturing plant in Boca Raton, Fl. features state-of-the-art manufacturing and robotic technology and has replaced the company's old facility. We believe this new manufacturing facility and our technology will enable us to produce all types of photochromatic lenses at a significant price advantage to our competitors. Currently our new facility should produce about 150,000 lenses a month with its single manufacturing line. As demand dictates, this facility could potentially be expanded to four lines.

Invicta's first product, Solera Fashion Photochromic plastic lenses, was launched in six fashion colors. Invicta released these unique fashion colors, which change very quickly from the fashion color indoors to sunglass shades outdoors, in August 2001. With the inauguration of a new manufacturing facility, and utilization of proprietary equipment, combined with new patents pending, Invicta has now achieved the ability to transfer its focus from these niche colors to the traditional and proven gray lens market which makes up 90% of the photochromic market and will also introduce a brown which constitutes most of the remaining 10% of the photochromic lens market.

Recently, the new Solera HP (high performance) process in the gray color has been perfected. Solera HP gray achieves true sunglass performance, while also activating behind the windshield of a car, and in hot weather. The Solera HP colors exhibit ultra fast speed darkening and fading, while maintaining long life expectancy, and a rich outdoor density.

Management anticipates that the 2002 fiscal capital plan to raise approximately $2.5 million of equity placement financing by the Company will be sufficient to fund the initial national and international rollout of the expanded Solera product line.


GENERAL INTRODUCTION AND BUSINESS STRATEGY

We are poised to introduce our new Solera HP (high performance) product, a superior, advanced-technology photochromic lens in the industry's dominant and traditional shades of Gray and Sienna Brown, Solera HP will exceed current industry product performances for gray and brown lenses that we believe now account for 98% of the photochromic market.

Our proprietary technology permits us to manufacture these gray or brown lenses, which change very quickly from the light fashion color density indoors to sunglass density outdoors. There are significant performance advantages over current industry photochromic products. As opposed to other products, the photochromic properties of Solera lenses allow greater activation behind car windshields. Outside, at high temperatures, competitive products decrease in their photochromic activation; Solera does not. Our product is unique in maintaining its true color throughout the photochromic process. Solera lenses also feature ultraviolet and scratch protection coatings.

Invicta's new Solera HP lenses in Gray are now being manufactured in our new facility. Plano non-prescription as well as finished prescription lenses are being made. More importantly, Invicta now manufactures Semi-finished lens blanks that can be processed by optical laboratories from many different materials such as CR-39 hard resin, Polycarbonate and High Index. Manufacturing of semi-finished lens blanks is required in order to penetrate the custom prescription eyeglass market. As our sales reach our manufacturing capacity, product lines will be expanded and future lens availability will address market demands for premium polarized photochromic lenses as well as high-index and semi-finished prescription lenses. A combined photochromic/polarized lens would provide a unique marketing opportunity for eyewear that significantly cuts down on glare but adjusts to differing light conditions. The applications for our new photochromic polarized lenses should have significant potential for consumer hunting, fishing, skiing, and sports markets.

The Solera Fashion Color photochromic Lenses currently produced by Invicta allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. We will continue to market our unique color lenses to fashion trendsetters. These colored lenses are true fashion as well as function and come in yellow, orange, rose, violet, teal and blue. Theses original Solera Fashion Color lenses are presently available in non-prescription (Plano), including Plano gradients (dark to light shades on the lens from top to bottom), and finished (ready to be put into the frame) single-vision prescription form in CR39(R) material.

Today, the lens market in the United States can be broken down into three main types: CR-39(R) hard resin plastic lenses, Polycarbonate, and high index. CR-39(R) lenses represent 52 % of all lenses sold in the United States but its market share is declining. Polycarbonate and high index (thinner materials) account for the balance of the market but their share of the lens market is growing

These growing materials segments present greater margin opportunities than the commodity CR-39. The new-patented Solera HP photochromic process permits all of these lens types to change density and darken as brightness levels increase to provide comfort from glare. Until the application of our patented process, competitive photochromic lenses were restricted to limited specialty plastic materials similar to CR-39(R), and some polycarbonate or glass lenses. By offering CR-39, Polycarbonate, as well as 1.60 and 1.67 high index material, Invicta will provide the most comprehensive, distributor friendly assortment of both popular and growing lens material choices and leave little room for unfulfilled customer "wants" to go elsewhere. About 20% of all prescription lenses processed in the United States in 2000 (80 million pair, 160 million lenses) were photochromic lenses, representing $400 to$600 million in trade and $1.5 billion in retail sales, with a compound growth rate of 12% year over year. The Invicta photochromic patent and manufacturing process substantially expands the market for photochromic lenses to the most popular plastic lenses.


MANUFACTURING

The new $2.5 million manufacturing facility in Boca Raton, FL features state-of-the-art proprietary manufacturing and robotic technology has replaced the Company's original prototype manufacturing facilities and equipment. This facility is now fully operational. Optimal running rates are now achievable upon commencement of full production. Our potential manufacturing capacity is estimated to be 300,000 lenses per month (based on one line, one and a half shifts).

In the coming years, as demand dictates and working capital permits, our new manufacturing facility can expand to as many as four manufacturing lines with potentially 800,000 lenses per month throughput.


COMPETITION

The photochromic lens industry is highly competitive and comprised of several experienced and well financed competitors, including Transitions, Corning, and Rodenstock, which have, to date, dominated the market. Due to our patented proprietary manufacturing process utilizing the most advanced robotic manufacturing technology, we can efficiently produce a wide variety of performance or fashion color lenses employing a variety of the highest-quality plastic lens materials, which are not available from our competition.


EFFECT OF INFLATION ON OPERATION

Management believes inflation had no material effect on operations during 2000 and 2001, and expects no material effect during 2002.

SEASONALITY

Management believes seasonality had no material effect on operations during 2000 or 2001 nor should it have a material effect on 2002 results.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2002 the Company had a working capital deficit of $637,917 as compared to a working capital deficit of $404,637 at December 31, 2001. The Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes.

During the six months ended June 30, 2002 the Company has issued approximately 2,950,000 of its shares for approximately $1,475,000 of proceeds. These proceeds have been used to pay a portion of the bridge note outstanding at December 31, 2001, and the remainder here has been available for general working capital.
Also during the first six months of this fiscal year, the Company invested approximately $420,000 for fit-out costs and equipment for its new factory.

Cash used in operating activities consisted of the net loss, offset by depreciation and amortization expenses paid with stock and warrants and an increase in accounts payable and accrued expense; and cash used in operations was offset by decreases in accounts receivable and inventory and increased by deposits and other assets as the Company is gearing up for its operating mode.

Management plans to raise up to an additional $2.5 million from the exempt issuances of its common stock to accredited investors, depending on its varying working capital needs and market conditions while trying to remain sensitive to shareholder dilution issues. Based upon the current business operations and financial commitments, management believes that the Registrant's financial condition is adequate for the foreseeable future. There can be no future assurance, that the Registrant's future business operations will generate sufficient cash flow from operations or that future working capital borrowings will be available in sufficient amounts and required time frames to accomplish all of the Registrant's potential future operating plans.

Material Commitments

The Company has notified its landlord that the Company (or its designated entity)that it intended to exercise the purchase option to buy its corporate headquarters, in June 2002, for an approximate purchase price of $1,850,000, of which approximately $270,000 has already been paid, which is included in deposits and other assets at June 30, 2002. In partial consideration for loan guarantees and unsecured loans made to the Company by the Company's Chairman, the Company has given the Chairman the right to exercise this purchase option individually, or as a participant of an investment group he is a member.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 5, 2001, a lawsuit was commenced against the Company (RICHARD GRAY et al. v. INVICTAVISION, INC. Formerly EyeAmerica, Inc. And INVICTA CORPORATION; 191 Judicial District Court, Dallas County, TX; Case No. 0106763-J) by a group of shareholders seeking recision of their private purchase of Common Stock of the Company's InvictaVision, Inc. subsidiary, which shares were subsequently converted into Shares of Common Stock of the Company. The Company believes this matter will be satisfactorily resolved during the third quarter of this year.

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

                               INVICTA CORPORATION


 August 20, 2002                       by: /s/ Louis Gleckel
                                       ------------------------------
                                       Louis Gleckel, MD
                                       Chairman of the Board

 August 20, 2002                       by: /s/ Alan Yuster
                                       ------------------------------
                                       Alan Yuster
                                       President and Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 August 20, 2002                       by: /s/ Kenneth Brown
                                       -------------------------------
                                       Kenneth Brown, Secretary and Director


 August 20, 2002                       by: /s/ Charles Phillips
                                       -------------------------------
                                       Charles Phillips, Director


 August 20, 2002                       by: /s/ William J. Reilly
                                       -------------------------------
                                       William J. Reilly, Treasurer and Director