Form 10QSB
period 2002-09-30
INVICTA CORP
filed 2002-11-25
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2002          Commission File No. 1-16181


                      INVICTA CORPORATION AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           22-2946374
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


1160 S. Rogers Circle, Boca Raton, FL                           33487
-------------------------------------                        -----------
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

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of November 8, 2002 is of one class of $.01 par value common stock was 16,503,465.

                             INVICTA CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                    INDEX


                                                                            Page
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet - September 30, 2002......................3

         Consolidated  Statements  of  Operations  - Three Months Ended
           September  30, 2001 and 2002 and for the period from January
           1, 1998 (date of reorganization) through
           September 30, 2002.................................................4

         Consolidated  Statements  of  Operations  - Nine Months  Ended
           September  30, 2001 and 2002 and for the period from January
           1, 1998 (date of reorganization) through
           September 30, 2002.................................................5

         Consolidated  Statement  of  Cash  Flows - Nine  Months  Ended
           September  30, 2001 and 2002 and for the period from January
           1, 1998 (date of reorganization) through
           September 30, 2002.................................................6

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

         Item 3.           Defaults Upon Senior Securities...................20

         Item 4.           Submission of Matters to a Vote of Security
                             Holders.........................................20

         Item 5.           Other Information.................................20

         Item 6.           Exhibits and Reports on Form 8-K..................20

         Signature Page......................................................21

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

      ASSETS

Current assets
  Cash                                                             $     24,771
  Accounts receivable, net of allowance of $14,000                      112,661
  Inventory                                                             427,581
  Prepaid expenses and other current assets                             161,171
                                                                   ------------

      Total current assets                                              726,184
                                                                   ------------

Fixed assets, net of accumulated depreciation of $508,940             2,929,499

Patents and other intangibles, net of accumulated
  amortization of $1,397,483                                          6,024,607

OTHER ASSETS
 Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,629,919                                           134,495
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $646,795                                 --
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               318,299
                                                                   ------------

      Total other assets                                                560,794
                                                                   ------------

      TOTAL ASSETS                                                   10,241,084
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      752,827
  Accrued expenses                                                      266,446
  Current portion of Capital Lease                                      293,120
  Other short-term loans                                                 87,114
                                                                   ------------

      Total current liabilities                                       1,399,507

  Capital Lease, net of current portion                                  50,016
                                                                   ------------

Short term notes expected to be converted to or be
  repaid from equity                                                    665,000
                                                                   ------------

Other liabilities - related parties                                   1,003,059
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000 shares
    authorized; 16,503,465 issued and outstanding
    at September 30, 2002                                               165,035
  Additional Paid-In Capital                                         24,414,097
  Deferred compensation                                                 (36,107)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (17,419,523)
                                                                   ------------

      Total Stockholders' Equity                                      7,123,502
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 10,241,084
                                                                   ============

See notes to the consolidated financial statements.


                                    INVICTA CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)


                                                                                From
                                                                              January 1,
                                                                                1998
                                                                              (Date of
                                                     For the                Reorganization)
                                               Three Months Ended                 to
                                                  September 30,              September 30,
                                               2001            2002              2002
                                           ------------    ------------    ---------------
                                           (Restated)

Total Revenue                              $    362,522    $    269,156    $     2,953,132
                                           ------------    ------------    ---------------

Direct Operating Expenses
  Direct cost of revenue                        143,897         150,547          1,511,987
  Research and development                       45,809          45,039            793,414
  Selling, general and administrative
    expenses (including bad debts of
    $2,500, $0 and $63,651, respectively
    and non-cash charges for common
    stock and warrant compensation of
    $8,334, $8,334 and $4,156,731               607,366         443,532         12,733,812
  Depreciation and amortization                 139,443         176,314          1,846,023
                                           ------------    ------------    ---------------

      Total Direct Operating Expenses           936,515         815,432         16,885,236
                                           ------------    ------------    ---------------

Loss from continuing operations, before
  other income and expenses                    (573,993)       (546,276)       (13,932,104)
                                           ------------    ------------    ---------------

Other income (expenses)
  Interest and dividend income                    2,238           3,222             23,437
  Reserve for decline in value of
    investments                                    --              --           (2,451,095)
  Interest expense                                 (694)        (58,544)          (309,813)
  Income (Loss) from unconsolidated
  subsidiary                                     (5,000)         (5,775)          (125,119)
                                           ------------    ------------    ---------------

      Total other income (expense)               (3,456)        (61,097)        (2,862,590)
                                           ------------    ------------    ---------------

Loss on continuing operations
   before income taxes                         (577,449)       (607,373)       (16,794,694)

  Loss on discontinued operations               (14,738)           --             (624,829)

Provision for taxes                                --              --                 --
                                           ------------    ------------    ---------------

      Net Loss                             $   (592,187)   $   (607,373)   $   (17,419,523)
                                           ============    ============    ===============

Loss per share - discontinued operations   $       --      $       --
                                           ============    ============

Loss per share - continuing operations     $       (.05)   $       (.04)
                                           ============    ============

Loss per share                             $       (.05)   $       (.04)
                                           ============    ============

Average shares outstanding                   11,615,245      16,503,465
                                           ============    ============


See notes to the consolidated financial statements.

                                             4

                                    INVICTA CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF INCOME
                                        (Unaudited)


                                                                                   From
                                                                            January 1, 1998
                                                                                 (Date of
                                                          For the             Reorganization)
                                                    Nine Months Ended               to
                                                       September 30,           September 30,
                                                   2001            2002            2002
                                               ------------    ------------    ------------
                                                (Restated)                      (Restated)
Total Revenue                                  $    992,995    $    878,851    $  2,953,132
                                               ------------    ------------    ------------

Direct Operating Expenses
  Direct cost of revenue                            441,543         489,171       1,511,987
  Research and development expenses                 191,260         341,697         793,414
  Selling, general and administrative
    expenses,  (including bad debts of
    $2,500, $4,000 and $73,651, respectively
    and non-cash charges for common stock
    and warrant  compensation of $25,002,
    $25,005 and $4,156,731, respectively          2,641,707       1,631,997      12,733,812
  Depreciation and amortization                     434,329         636,524       1,846,023
                                               ------------    ------------    ------------

      Total Direct Operating Expenses             3,708,839       3,099,389      16,885,236
                                               ------------    ------------    ------------

Loss from continuing operations, before
  other income and expenses                      (2,715,844)     (2,220,538)    (13,932,104)
                                               ------------    ------------    ------------

Other income (expenses)
  Interest and dividend income                        2,944          17,265          23,437
  Reserve for decline in value of
    investments                                        --          (265,300)     (2,451,095)
  Interest expense                                  (68,528)       (149,324)       (309,813)
  Income (loss) from unconsolidated
    subsidiary                                      (45,565)        (13,605)       (125,119)
                                               ------------    ------------    ------------

      Total other income (expense)                 (111,149)       (410,964)     (2,862,590)
                                               ------------    ------------    ------------

Loss on continuing operations
  before income taxes                            (2,826,993)     (2,631,502)    (16,794,694)

  Loss on discontinued operations                   (92,820)       (381,497)       (624,829)

Provision for income taxes                             --              --              --
                                               ------------    ------------    ------------

      Net Loss                                 $ (2,919,813)   $ (3,012,999)   $(17,419,523)
                                               ============    ============    ============


Loss per share - discontinued operations       $       (.01)   $       (.02)
                                               ============    ============

Loss per share - continuing operations         $       (.27)   $       (.16)
                                               ============    ============

Loss per share                                 $       (.28)   $       (.18)
                                               ============    ============

Average shares outstanding                       10,334,414      15,560,703
                                               ============    ============


See notes to the consolidated financial statements.

                                             5

                                           INVICTA CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)
                                                                                            From
                                                                                          January 1,
                                                                                            1998
                                                                                          (Date of
                                                                     For the            Reorganization)
                                                               Nine Months Ended              to
                                                                  September 30,          September 30,
                                                              2001            2002            2002
                                                          ------------    ------------    ------------
                                                           (Restated)
OPERATING ACTIVITIES
Cash Flows Provided By Continuing Operating Activities:
  Net (loss)                                              $ (2,826,993)   $ (2,631,502)   $(16,794,694)
  Adjustments to reconcile net loss to cash provided
    by operating activities:
  Expense paid by issuance of common stock and warrants         25,002          25,005       4,156,734
  Reserve for decline in market value / impairment
    of intangible assets                                          --           265,300       2,451,095
  Reserve for bad debt                                            --            26,000          85,651
  (Income)Loss from unconsolidated subsidiary                   45,565          13,605         125,119
   Depreciation and amortization                               404,389         636,523       2,030,155
  (Increase) decrease in accounts receivable                  (124,116)        161,348         (67,090)
  (Increase) in inventory                                     (158,004)         (4,432)       (332,812)
  (Increase) decrease in deposits and other assets            (392,466)        133,350        (263,443)
  (Decrease) increase in accounts payable and
    accrued expenses                                            23,870         164,028         946,864
                                                          ------------    ------------    ------------
Net cash (used in) operating activities                     (3,002,753)     (1,210,775)     (7,662,421)
                                                          ------------    ------------    ------------

Cash Flows From Discontinued Operating Activities
  Net (loss)                                                   (92,820)       (381,497)       (624,829)
  Adjustments to reconcile net loss to cash provided
    by discontinued operating activities:
  Impairment of intangible assets                                 --           365,375         365,375
  Depreciation and amortization                                 37,892          35,926         137,722
  (Increase) decrease in accounts receivable                   (33,367)         30,700          (2,367)
  (Decrease) increase in accounts payable                      (38,341)         (1,193)        (69,116)
                                                          ------------    ------------    ------------
Net cash (used in) discontinued operations                    (126,636)        (49,311)       (193,215)
                                                          ------------    ------------    ------------

INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
  Entertainment assets                                            --              --          (646,795)
  Acquisition of fixed assets                                 (698,435)       (423,137)     (3,442,282)
  Investment in Linux Labs                                        --              --          (300,000)
  Cash payment for intangible assets                           (43,250)           --          (658,250)
                                                          ------------    ------------    ------------
Net cash (used in) investing activities                       (741,685)       (423,137)     (5,047,327)
                                                          ------------    ------------    ------------

FINANCING ACTIVITIES
Cash Flows From (used) In Financing Activities:
  Proceeds from capital lease                                  656,213            --           656,213
  Proceeds from notes                                             --           555,000       4,185,000
  Payment on notes                                          (2,514,091)       (251,500)     (3,015,591)
  Payment on bank debt                                         (75,482)           --          (136,897)
  Proceeds from the issuance of convertible
    preferred stock                                               --              --           300,000
  Proceeds from the issue of common stock                    5,500,000       1,512,500      11,298,825
  Cash acquired in acquisitions                                   --              --             3,406
  Payment on capital lease obligations                         (36,878)       (207,972)       (323,929)
  Repurchase of common stock                                   (40,000)           --           (40,000)
                                                          ------------    ------------    ------------
Net cash from financing activities                           3,489,762       1,608,028      12,927,027
                                                          ------------    ------------    ------------

Net increase (decrease) in cash                               (381,312)        (75,195)         24,064

Cash, beginning of period                                      798,115          99,966             647
                                                          ------------    ------------    ------------

Cash, end of period                                       $    416,803    $     24,771    $     24,771
                                                          ============    ============    ============

See notes to the consolidated financial statements.

                                                    6

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Invicta Corporation (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc. The primary business of Invicta is to design, develop, manufacture and market high quality photochromic sunglass lens and eyewear products.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-Lite, Inc., effective May 1, 2000, Action Services, Inc., effective June 1, 2000, and Biz Auctions, Inc., effective July 31, 2000, through June 30, 2002, whereby the Company discontinued the operations of this subsidiary and the amounts pertaining to this subsidiary have been reclassified as "Discontinued Operations." Inter-company transactions and balances have been eliminated in consolidation. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2001.

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

RECLASSIFICATIONS AND RESTATEMENT - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current presentation. The prior years amounts have been restated to segregate the discontinued operations of the Biz Auctions subsidiary.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have material implemented effects on the Company's results of operations or financial position. A review of intangible assets for impairment resulted in a charge of $265,300.

NOTE B. RELATED PARTY TRANSACTIONS

During December 2001, the Company's chairman lent the Company $345,000 and during the period ended September 30, 2002 he lent an additional $415,000, net of repayments, with interest at 10%. At September 30, 2002 the balance due on this debt is $760,000, which is expected to be repaid from equity infusions or refinanced during 2002, and is included in other liabilities - related parties in the accompanying balance sheet. The Company recorded $15,752 and $36,751 interest expense for the quarter and nine months ended September 30, 2002 on this loan. Included in accrued expenses is $38,520 of unpaid interest to the Chairman at September 30, 2002. A company the chairman is affiliated with participated in a private placement and received 2,200,000 shares of common stock and warrants to purchase 4,400,000 shares of common stock pursuant to the terms of the placement.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE B. RELATED PARTY TRANSACTIONS - (Continued)

In July, 2002, the Company notified its landlord that the Company had assigned its purchase option to buy its corporate headquarters to an investment group controlled by the Chairman of the Company. The assignment has been approved by the Board of Directors due to the Company's limitations on financial resources to acquire the property prior to the expiration of the option, and in partial consideration for loan guarantees and unsecured loans made to the Company by the Chairman. The purchase transaction was completed during this quarter, and the Company has entered into a new long-term lease on substantially the same terms as the previous lease with an unaffiliated landlord.

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES

At September 30, 2002, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of a reserve for market decline of $475,795. These companies are privately held and although both contemplate completing their initial public offering or another capital event, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public financial information is available at this time.

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 270,000 shares of the Company's common stock and other consideration for the acquisition and 600,000 shares of the Company's common stock for assistance with completion of the "Itchykoo" project, valued at a total of $1,764,414. Sunrise is a privately held company. The Company accounts for this investment under the equity method. Included in the Statement of Operations for the nine months ended September 30, 2001 and September 30, 2002 is $(45,565) and $(7,830), respectively of the Company's share of the income
(loss) from this unconsolidated subsidiary. The Company's investment in Sunrise is included in the Balance Sheet, net of cumulative losses of $125,119 and a reserve for market decline of $1,504,800, for a net value of $134,495 at September 30, 2002.

NOTE D. PURCHASE OF SUBSIDIARIES AND INTANGIBLE ASSETS

INVICTA VISION, INC. (FORMERLY EYE AMERICA, INC.)

On January 31, 2000, the Company issued 1,925,000 shares of its common stock and other cash consideration, as amended, in exchange for all of the issued and outstanding shares of Eye America, Inc., (formerly Chemko), a Florida corporation. The transaction is an acquisition accounted for as a purchase of Eye America, Inc. pursuant to APB 16. The excess (approximately $6,687,635) of the total acquisition cost over the recorded value of assets acquired was allocated to patents and is being amortized over sixteen years effective January 31, 2000. Pursuant to the agreement of merger, Eye America, Inc. has become a wholly owned subsidiary. Effective June 30 2000 Eye America, Inc. changed its name to Invicta Vision, Inc.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

BIZ AUCTIONS, INC.

Effective July 31, 2000, the Company issued 100,000 shares of its common stock and other cash consideration in exchange for all of the issued and outstanding shares of Biz Auctions, Inc., a Florida corporation. The transaction is an acquisition accounted for as a purchase of Biz Auctions, Inc. pursuant to APB
16. The excess (approximately $503,097) of the total acquisition cost over the recorded value of assets acquired was allocated to other intangibles and is being amortized over seven years effective August 1, 2000. Pursuant to the agreement of merger, Biz Auctions, Inc. has become a wholly owned subsidiary. During the quarter ended June 30, 2002, the Company closed down the operations of this subsidiary, reverting certain assets and liabilities to the original seller, retained the Company's operating web-sites. The Company recorded a loss on discontinued operations of $381,497 for the nine months ended September 30, 2002, including the total impairment of $365,375 remaining value of other intangible assets from the acquisition and restated its statement of operations for the period ended September 30, 2001 to reflect the discontinued operations for the comparable period.

LONG-LIVED ASSETS

The Company accounts for long-lived assets under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" commencing in the fiscal year beginning January 1, 2002. During the nine months ended September 30, 2002, the Company recorded an impairment loss of $265,300 on long-lived assets and its investments in unconsolidated entities and $365,375 of other intangible assets from discontinued operations.

Amortization expense for the nine months ended September 30, 2001 and 2002 was $230,982 and $454,357 respectively on these intangible assets, of which $37,892 and $35,926 were included in discontinued operations, as restated.

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

Utilization of net operating losses generated through September 30, 2002 may be limited due to changes in ownership as defined in Section 382 of the Internal Revenue Code.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE F. INVENTORY

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's Solera TM product line. At September 30, 2002 inventory is comprised of the following:

          Raw materials                                     $ 169,974
          Work in progress                                    103,015
          Finished goods                                      220,685
                                                            ---------

          Total                                               493,674

          Less: Reserve for Obsolescence                      (66,093)
                                                            ---------

          Net Inventory                                     $ 427,581
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

THREE MONTHS ENDED SEPTEMBER 30, 2001 (Restated for Discontinued Operations) VS. SEPTEMBER 30, 2002

Effective  June  30,  2002,  the  Company  discontinued  operations  of its  Biz
Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller. The Company restated its statement of operations for the three months ended September 30, 2001 recording a loss on these discontinued operations of $14,738 for the prior year.

The Company reported a net loss of $592,187 and a loss from continuing operations of $577,449 on total revenues of $362,522 during the quarter ended September 30, 2001 as compared to a net loss of $607,373 on total revenues of $269,156 for the current quarter ended September 30, 2002. This represents a loss per share of $.05 for the quarter ended September 30, 2001 as compared to a loss per share of $.04 during the current quarter ended September 30, 2002.

Selling and administrative expenses were $443,532 for the quarter ended September 30, 2002 as compared to $607,366 for the same period in 2001. This decrease represents reduced marketing costs and staff expenses during the current period, which management intends on curtailing until the Company's factory is fully utilized.

Direct cost of revenue for the quarter ended September 30, 2002 were $150,547 and include the cost of products sold, representing 56% of revenue, as opposed to $143,897 during the three months ended September 30, 2001, or 40% of revenue, and may not be indicative of future margins. Research and development expenses in the quarter ended September 30, 2002 of $45,039 represents costs the Company incurred producing prototypes of its Solera (TM) product line.

NINE MONTHS ENDED SEPTEMBER 30, 2001 (Restated for Discontinued Operations) VS. SEPTEMBER 30, 2002

Effective  June  30,  2002,  the  Company  discontinued  operations  of its  Biz
Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller and recorded a $381,497 loss on discontinued operations this year. The Company restated its statement of operations for the nine months ended September 30, 2001 recording a loss on these discontinued operations of $92,920.

The Company reported a net loss of $2,919,813 and a loss from continuing operations of $2,826,993 on total revenues of $992,995 during the nine months ended September 30, 2001 as compared to a net loss of $3,012,999 and a loss from continuing operations of $2,631,502 on total revenues of $878,851 for the current nine months ended September 30, 2002. This represents a loss per share of $.28 for the nine months ended September 30, 2001 as compared to a loss per share of $.18 during the current nine months ended September 30, 2002, which consisted of a loss of $.01 and $.02 per share on discontinued operations for the nine month periods in 2001 and 2002 and a loss of $.27 per share from the continuing operations for the nine month period in 2001 as compared to $.16 in 2002.

Selling and administrative expenses were $1,631,997 for the nine months ended September 30, 2002 as compared to $2,641,707 in 2001. This year to date decrease represents the reduction of marketing expenses, full time employees and the reduction of expenses related to prior acquisitions.

Direct operating expenses for the nine months ended September 30, 2002 of $489,171, representing 56% of revenue, as compared to $441,543, representing 45% of revenue, for the nine months ended September 30, 2001, include the cost of products sold and may not be indicative of future margins. Research and development expenses in the nine months ended September 30, 2002 of $341,697 represents costs the Company incurred producing prototypes of its Solera (TM) product line and test runs of equipment that has been installed at the new factory.

CURRENT PLAN OF OPERATIONS

Invicta is today an optical technology company specializing in the development, manufacturing and sales of photochromic lenses, chemicals and supplies to the high-growth and high-margin consumer optical industry.

During the second half of 2001 and the first nine months of 2002, the company has undergone an internal and strategic reorganization. The primary business focus has shifted away from that of an optical research and development company and a manufacturer of fashion optical products. Invicta is now focused on our patented pending process for creating industry standard high performance photochromic lenses. This Solera(R) line of high performance photochromic lenses is now available in gray and should soon be introduced in brown. These two colors represent approximately 98% of what the Company understands to be the nearly 400 million dollar wholesale domestic market for photochromic lenses. Independent testing is currently being conducted which should support our claims of superior technology.

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

Today, the lens market in the United States can be broken down into three main types: CR-39(R) hard resin plastic lenses, Polycarbonate, and high index. CR-39(R) lenses represent 52% of all lenses sold in the United States but its market share is declining. Polycarbonate and high index (thinner materials) account for the balance of the market but their share of the lens market is growing. These growing materials segments present greater margin opportunities than the commodity CR-39. The new-patented Solera HP photochromic process permits all of these lens types to change density and darken as brightness levels increase to provide comfort from glare. Until the application of our patented process, competitive photochromic lenses were restricted to limited specialty plastic materials similar to CR-39(R), and some polycarbonate or glass lenses. By offering CR-39, Polycarbonate, as well as 1.60 and 1.67 high index material, Invicta will provide the most comprehensive, distributor friendly assortment of both popular and growing lens material choices and leave little room for unfulfilled customer "wants" to go elsewhere. About 20% of all prescription lenses processed in the United States in 2000 (80 million pair, 160 million lenses) were photochromic lenses, representing $400 to$600 million in trade and $1.5 billion in retail sales, with a compound growth rate of 12% year over year. The Invicta photochromic patent and manufacturing process substantially expands the market for photochromic lenses to the most popular plastic lenses.

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

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2002 the Company had a working capital deficit of $673,322 as compared to a working capital deficit of $404,637 at December 31, 2001. The Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes.

During the nine months ended September 30, 2002 the Company has issued approximately 3,000,000 of its shares for approximately $1,512,500 of proceeds. These proceeds have been used to pay a portion of the bridge note outstanding at December 31, 2001, and the remainder here has been available for general working capital. Also during the first six months of this fiscal year, the Company invested approximately $425,000 for fit-out costs and equipment for its new factory.

The Company has been advised by two of its current debt holders that its overdue principal loan balance and accrued interest thereon is subject to demand repayment, and that a further extension of such short-term debt will require immediate negotiations. As a result of this demand, as well as the Company's continuing need for working capital, management plans to raise up to an additional $1.5 million from the exempt issuances of its common stock, or convertible debt or equity securities, to accredited investors.

Cash used in operating activities consisted of the net loss, offset by depreciation and amortization expenses paid with stock and warrants and an increase in accounts payable and accrued expense; and cash used in operations was offset by decreases in accounts receivable and inventory and increased by deposits and other assets as the Company is gearing up for its operating mode.

The Company's immediate and short-term capital needs will be dependent upon its negotiations with debt holders, working capital needs and market conditions, as well as the costs associated with ramping-up production of the Company's Solera HP product line. There can be no future assurance that the Company's future business operations will generate sufficient cash flow from operations or that future working capital borrowings and/or sales of equity will be available in sufficient amounts and required time frames to accomplish all of the Company's potential future operating plans, or to repay the Company's existing short and long-term debt.

Material Commitments

In July, 2002, the Company notified its landlord that the Company has assigned its purchase option to buy its corporate headquarters to an investment group controlled by the chairman of the Company. The assignment has been approved by the Board of Directors due to the Company's limitations on financial resources to acquire the property prior to the expiration of the option, and in partial consideration for loan guarantees and unsecured loans made to the Company by the Chairman. The purchase transaction was completed during this quarter, and the Company has entered into a new long-term lease on substantially the same terms as the previous lease with an unaffiliated landlord.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of September 30, 2002 the Company had only limited sales of its photochromic and chemical products. The Company is only now beginning to market its prescriptionable photochromic products to the industry. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses upon the operability of its new factory. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

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

     -    The quality of our products;

     -    the market acceptance of our products;  and

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

     -    introduce new services, products and alliances;

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

WE HAVE AN IMMEDIATE REQUIREMENT TO NEGOTIATE REPAYMENT OR EXTENSION OF EXISTING SHORT- TERM DEBT.

The Company has been advised by two of its current debt holders that its overdue principal loan balance and accrued interest thereon is subject to demand repayment, and that a further extension of such sort-term debt will require immediate negotiations. As a result of this demand, as well as the Company's continuing need for working capital, management plans to raise up to an additional $1.5 million from the exempt issuances of its common stock, or convertible debt or equity securities, to accredited investors. The Company's immediate and short-term capital needs will be dependent upon its negotiations with debt holders, working capital needs and market conditions, as well as the costs associated with ramping-up production of the Company's Solera HP product line. There can be no future assurance that the Company's future business operations will generate sufficient cash flow from available in sufficient amounts and require time frame to accomplish all of the Company's potential future operating plans, or to repay the Company's existing short and long-term debt.

PART I - FINANCIAL INFORMATION CONTINUED

Item 3.           Controls and Procedures

         The Company's present Board of Directors performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which the Board performed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On September 5, 2001, a lawsuit was commenced against the Company (RICHARD GRAY et al. v. INVICTAVISION, INC. Formerly EyeAmerica, Inc. And INVICTA CORPORATION; 191 Judicial District Court, Dallas County, TX; Case No. 0106763-J) by a group of shareholders seeking recission of their private purchase of Common Stock of the Company's InvictaVision, Inc. subsidiary, which shares were subsequently converted into Shares of Common Stock of the Company. The Company believes this matter will be satisfactorily resolved during this year.

         With the exception of the foregoing matter, the Company and its subsidiaries are at present not involved in any material legal proceedings, nor are any material legal proceedings anticipated or threatened.

ITEM 2. CHANGES IN SECURITIES

         The Company issued 50,000 restricted shares of its common stock to accredited investors.

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

                                      INVICTA CORPORATION


November 20, 2002                      by: /s/ Louis Gleckel
                                       -----------------------------
                                       Louis Gleckel, MD
                                       Chairman of the Board

November 20, 2002                      by: /s/ Alan Yuster
                                       -----------------------------
                                       Alan Yuster
                                       President and Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 20, 2002                      by: /s/ Kenneth Brown
                                       ------------------------------
                                       Kenneth Brown, Secretary and Director


November 20, 2002                      by: /s/ Charles Phillips
                                       -------------------------------
                                       Charles Phillips, Director


November 20, 2002                      by: /s/ William J. Reilly
                                       -------------------------------
                                       William J. Reilly, Treasurer and Director

                                  CERTIFICATION

I, Louis Gleckel, CEO, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Invicta Corporation.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 20, 2002                      by: /s/ Louis Gleckel
                                               -----------------------------
                                               Louis Gleckel, MD
                                               CEO

                                  CERTIFICATION

I, Alan Yuster, CFO, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Invicta Corporation.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 20, 2002                      by: /s/ Alan Yuster
                                               -----------------------------
                                               Alan Yuster
                                               CFO