Form 10QSB/A
period 2002-09-30
INVICTA CORP
filed 2003-01-03
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                             5

                                           INVICTA CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (Unaudited)
                                                                                            From
                                                                                          January 1,
                                                                                            1998
                                                                                          (Date of
                                                                     For the            Reorganization)
                                                               Nine Months Ended              to
                                                                  September 30,          September 30,
                                                              2001            2002            2002
                                                          ------------    ------------    ------------
                                                           (Restated)
OPERATING ACTIVITIES
Cash Flows Provided By Continuing Operating Activities:
  Net (loss)                                              $ (2,826,993)   $ (2,631,502)   $(16,794,694)
  Adjustments to reconcile net loss to cash provided
    by operating activities:
  Expense paid by issuance of common stock and warrants         25,002          25,005       4,156,734
  Reserve for decline in market value / impairment
    of intangible assets                                          --           265,300       2,451,095
  Reserve for bad debt                                            --            26,000          85,651
  (Income)Loss from unconsolidated subsidiary                   45,565          13,605         125,119
   Depreciation and amortization                               404,389         636,523       2,030,155
  (Increase) decrease in accounts receivable                  (124,116)        161,348         (67,090)
  (Increase) in inventory                                     (158,004)         (4,432)       (332,812)
  (Increase) decrease in deposits and other assets            (392,466)        133,350        (263,443)
  (Decrease) increase in accounts payable and
    accrued expenses                                            23,870         164,028         946,864
                                                          ------------    ------------    ------------
Net cash (used in) operating activities                     (3,002,753)     (1,210,775)     (7,662,421)
                                                          ------------    ------------    ------------


Cash Flows From Discontinued Operating Activities
  Net (loss)                                                   (92,820)       (381,497)       (624,829)
  Adjustments to reconcile net loss to cash provided
    by discontinued operating activities:
  Impairment of intangible assets                                 --           365,375         365,375
  Depreciation and amortization                                 37,892          35,926         137,722
  (Increase) decrease in accounts receivable                   (33,367)        (30,700)         (2,367)
  (Decrease) increase in accounts payable                      (38,341)        (38,415)        (69,116)
                                                          ------------    ------------    ------------
Net cash (used in) discontinued operations                    (126,636)        (49,311)       (193,215)
                                                          ------------    ------------    ------------


INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
  Entertainment assets                                            --              --          (646,795)
  Acquisition of fixed assets                                 (698,435)       (423,137)     (3,442,282)
  Investment in Linux Labs                                        --              --          (300,000)
  Cash payment for intangible assets                           (43,250)           --          (658,250)
                                                          ------------    ------------    ------------
Net cash (used in) investing activities                       (741,685)       (423,137)     (5,047,327)
                                                          ------------    ------------    ------------

FINANCING ACTIVITIES
Cash Flows From (used) In Financing Activities:
  Proceeds from capital lease                                  656,213            --           656,213
  Proceeds from notes                                             --           555,000       4,185,000
  Payment on notes                                          (2,514,091)       (251,500)     (3,015,591)
  Payment on bank debt                                         (75,482)           --          (136,897)
  Proceeds from the issuance of convertible
    preferred stock                                               --              --           300,000
  Proceeds from the issue of common stock                    5,500,000       1,512,500      11,298,825
  Cash acquired in acquisitions                                   --              --             3,406
  Payment on capital lease obligations                         (36,878)       (207,972)       (323,929)
  Repurchase of common stock                                   (40,000)           --           (40,000)
                                                          ------------    ------------    ------------
Net cash from financing activities                           3,489,762       1,608,028      12,927,027
                                                          ------------    ------------    ------------

Net increase (decrease) in cash                               (381,312)        (75,195)         24,064

Cash, beginning of period                                      798,115          99,966             647
                                                          ------------    ------------    ------------

Cash, end of period                                       $    416,803    $     24,771    $     24,771
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