Form 10KSB
period 2002-12-31
INVICTA CORP
filed 2003-04-25
CIK 847467

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended December 31, 2002.   Commission File No. 1-16181


                               INVICTA CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                        22-2946374
-------------------------------                      ---------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  1160 S. Rogers Circle, Boca Raton, FL. 33487
                  --------------------------------------------
                     Address of Principal Executive Offices)


Registrant's telephone number, including area code: (561) 995-9980
                                                    --------------

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


The number of shares outstanding of the registrant's classes of common stock as of April 10, 2003 is 17,561,798 shares of $.001 par value common stock and no shares of $10.00 par value convertible preferred stock. The Aggregate Market Value of the voting common stock held by non-affiliates based upon a price of $0.14. on April 10, 2003 is $962,472.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


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

                               Invicta Corporation
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS


PART I

Item 1 - BUSINESS............................................................4
Item 2 - PROPERTIES..........................................................9
Item 3 - LEGAL PROCEEDINGS..................................................10
Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS..........................................................11
Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS AND PLAN OF OPERATIONS...............................13
Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.........................21
Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................22

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................22
Item 10- EXECUTIVE COMPENSATION.............................................23
Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....23
Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................24

PART IV

Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K........................25

Signatures..................................................................26

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

On March 7, 2002, the Registrant moved into its new executive and administrative offices and manufacturing facilities at 1160 S. Rogers Circle, Boca Raton, FL. 33487. The telephone number is (561) 995-9980, and fax number is (561) 995-9981. Corporate Internet website is located at www.invictacorp.com. E-mail correspondence may be sent to Info@invictacorp.com

GENERAL INTRODUCTION AND BUSINESS STRATEGY

During calendar year 2001, the Company had undergone an internal reorganization. Our primary business focus had shifted from that of a general technology holding company, to one, which focuses exclusively on the consumer optical sector. Our management structure has been streamlined, and our operational costs have been significantly reduced.

The Company's product development efforts during calendar years 2001 and 2002 have provided us with a state-of-the-art research and development facility, a new lens production facility for the patented Solera(R) line of fashion photochromic lenses, and new capabilities for manufacturing and distributing chemicals and supplies to the worldwide optical industry. Independent test results from Colts laboratories performed in 2002, have confirmed Solera's advantages in dynamic range, speed, fatigue, and darkness. Subsequent to these tests additional improvements have been implemented in scratch resistence.

Our InvictaVision, Inc. subsidiary (formerly EyeAmerica, Inc.) now produces our most exciting product line, the patented Solera(R) lenses that allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function and come in yellow, orange, rose, violet, teal and blue. During 2002, we introduced our superior, advanced-technology photochromic lenses in the industry's traditional shades of brown (Sienna) and gray, which will exceed most current industry product performances, while we will continue to market our unique color lenses to fashion trendsetters.

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

The CR-39(R) plastic lenses, renowned for their durability and optical precision, represent 52% of all lenses sold in the United States. The patented Solera" photochromic process permits lenses to change density and darken as brightness levels increase to provide comfort from glare. Until the application of our patented process, photochromic tinting was restricted to limited specialty plastic materials, polycarbonate and glass lenses. Color choices were limited to plain brown and gray.

MANUFACTURING

The Company's pilot manufacturing facilities and prototype equipment have been replaced by a new $3.1 million manufacturing facility (factory fit out and equipment) that is four times our previous size and one hundred times our previous capacity, and features state-of-the-art manufacturing and robotic technology. During 2003 we expect that we will hit optimal running rates in the new facility, provided we get sufficient orders. This new capacity combined with the patented Solera(R) process will produce photochromic lenses with cost of manufacturing in the low single digit dollars per pair and we will earn average selling prices at the wholesale level of a minimum in the high teens per pair. This puts us in an excellent position as compared to our competition costs and margins. We expect a profitable running rate in the second half of 2003 and a continuing growth rate throughout our capacity expansion as, again, we get orders we anticiapte. Our margins are high and overheads have been reduced to the bare bones. With one production line and one shift, we will have production capacity well in excess of 100,000 lenses per month, and we expect to be able to sell all of the lenses which we will be able to manufacture for the foreseeable future. As our production capabilities and order flow increases, we will have the capacity to then ramp up production with extra shifts and expand to 2, 3, and then 4 manufacturing lines. These subsequent lines are expected to lend to continued growth in revenues and earnings during the next several years.


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

MARKETING STRATEGY

We believe that the Solera(R) branded lenses represent a clear and unique opportunity to capitalize on a new and fast-growing niche in the consumer optical market. Whereas no other photochromic lens manufacturer is effectively associating their product with the premium level of the eyewear market (especially in designer frames and sunglasses), the focus of Solera(R) fashion photochromic marketing will remain the high-end, style- conscious consumer. Our strategic relationships and co-branding with major international designer eyeglass frame and sunglass manufacturers will provide them with the unique statement that their products are "Solera(R) Equipped", while at the same time having the Solera(R) product line actively featured in their international trade and consumer advertising.

To achieve our goal of reaching the affluent and influential consumer market, our primary marketing priority is to introduce and reinforce our proprietary Solera(R) product line. This trademark embodies the style and sophistication of this unique product, and management believes that this trademark will come to represent a recognizable consumer eyewear brand.

Our targeted consumer market will be reached through established industry channels, with an emphasis on providing boutique optical retailers with unique point-of-sales materials and merchandising aids. In addition, we will aggressively pursue cooperative advertising opportunities with national and international sunglass manufacturers to join in their targeted marketing efforts.

We plan to utilize multiple distribution channels for the Solera(R) product line, including direct retail marketing to the "3 O's" (Ophthalmologists, Optometrists and Opticians), wholesale optical laboratories (for prescription lenses), frame and sunglass companies (non-prescription eyewear), national optical chains, mass merchandisers (special offer and private-label lenses, including finished readers and sunglasses) and exclusive customized OEM products to other lens manufacturers as well as to high-end, niche and specialty retailers including resorts, boutiques and internet sites.

Solera "Gray" and "Sienna brown" will open new avenues for Solera(R). Traditional gray and brown photochromics account for 98% of the photochromic market. Entering into this arena with a better product that we can produce for less and sell for less will attract the majority of mainstream photochromic distributors and users. Marketing efforts will be targeted directly to practitioners with a simple message: Solera(R) Gray and Sienna Brown are superior products which work in the car and at high temperature, and are available in any lens material of choice...all for less cost. Upwards to 2500 retail locations out of a possible 37,000 will be selected for samples and demonstration of this superior product. Telemarketing and direct mail as well as selected optical publications will be used to promote the message and price/profit advantages of Solera.

The new Solera(R) HP (High Performance) Gray and Sienna lenses will also allow Invicta to accelerate its strategy of developing complete eyewear products, sunglasses and prescription services so that we are not solely a components supplier. These prescription services are high margin sales and take advantage of the facility and infrastructure we have already invested in.

SUBSIDIARIES OF THE COMPANY

Invicta Vision (Formerly EyeAmerica) SUBSIDIARY

On January 30, 2000, the Company completed its acquisition of EyeAmerica, Inc. (formerly Chemko Optical Supplies, Inc.), a Hudson, FL based optical technology company, through an exchange of shares of Common Stock. This subsidiary, which has been renamed Invicta Vision, recently developed and was awarded the first (and only) process patent that allows the conversion of popular plastic CR-39(R) lenses into photochromic sunglass lenses, which are now being offered in a variety of fashion colors under the SOLERA(R) brand- name. The lenses are presently available in both non- prescription (plano) and prescription form, and will soon also be available in other lens materials

The CR-39(R) plastic lenses, renowned for their durability and optical precision, represent 52% of all lenses sold in the United States with about $1.66 billion in retail sales in 2000. The patented SOLERA(R)- photochromic process permits lenses to change density and darken as brightness levels increase, and provide comfort from glare. Until the application of the Company's patented process chemistry to the more widely available CR-39(R) lens, photochromic tinting was restricted to specialty plastic materials, polycarbonate and glass lenses, and color choices were limited to mostly conservative gray or brown.

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

Our Invicta Vision subsidiary operates in our new 25,000 square foot Boca Raton, FL manufacturing facility.

Mr. Al de Rojas, the former CEO of True-Lite, Inc. and a well-known innovator of lens and resin technology with over thirty years of experience in the ophthalmic industry, has been named Vice President of Manufacturing for the Company's Invicta Vision subsidiary. Mr. de Rojas has B.S. degree in Chemistry and post-graduate studies in lens design and manufacturing.

Dr. P.M. Thangamathesvaran is head of Polymer Research and Chemistry. Dr. Thangamathesvaran has a Ph.D. in Aerospace Engineering (Novel Polymetric Binders) from the India Institute of Science and a M.Sc. and B.Sc. in Polymer Chemistry from the University of Madras. He will work with Mr. de Rojas in developing new and innovative products for the Solera (R) line of photochromic lenses and assisting the Company in its efforts to remain on the cutting-edge of optical technology.

ACTION SERVICES, INC. SUBSIDIARY (AKA Invicta Technologies)

In May, 2000, the Company acquired Action Services, Inc., a Tennessee based optical products manufacturer and distributor with operations in Knoxville, TN and Miami, FL. The Company merged Action Services' operations with the Chemko Optical Supplies Division of its Invicta Vision subsidiary to create ASI. This subsidiary was earmarked to service small optical practitioners, and after the completion of the company's factory and its present plan to be an OEM and contract manufacturer, and control its distribution chain from a central location, effective December 31, 2002, this subsidiary has been divested.

TRUE-LITE, INC. SUBSIDIARY

On May 2, 2000, the Company announced that it had acquired True-Lite, Inc., an optical supplies manufacturer and laboratory headquartered in Boca Raton, FL. As a result of the Company's continuing efforts to simplify its organizational structure and reduce administrative expenses, this subsidiary was merged into the Company's Invicta Vision subsidiary during the first quarter of 2001. In 2003 the True-Lite company's Florida Articles of Incorporation will be dissolved.

BIZ AUCTIONS, INC. SUBSIDIARY (AKA Invicta e-business)

The Company announced on July 14, 2000 that its Invicta Vision subsidiary had agreed to acquire Biz Auctions, Inc., a business-to-business interactive e-auction format whose websites specialize in the ophthalmic industry. The acquisition was completed in August, 2000, included two popular optical industry websites, OpticalAuctions.com and OpticalMall.com. Effective June 30, 2002 this acquisition was divested.

OTHER INVESTMENTS

SUNRISE ENTERTAINMENT, INC.

As a result of Management's decision to re-focus the Company's business operations on the optical technology industry, the Company announced on January 18, 2000 that it had received shareholder approval to distribute its 40% interest in its Sunrise Entertainment, Inc. to Invicta Corporation shareholders, through a taxable distribution. Subsequent to that decision, Management determined that current market conditions, as well as the results of the audit of the Sunrise Entertainment assets and operations, indicated that a reversal of the acquisition transaction would be in the best interests of the Company's shareholders. This decision is currently being negotiated with all parties. Sunrise Entertainment specializes in high-definition television (HDTV) production and distribution. During 2002 additional write downs of the investment value were recorded.

OMNICAST CORP.

On August 2, 2000, the Company entered into an agreement to sell the assets of its Omnicast Corp. subsidiary, which are not synergistic to the Company's focus on optical technology. These assets include fanclubmusic.com, an Internet entertainment content producer and web site which is developing a full-time, video-based transactional network via on-line services, and its $600,000 investment for production costs of the "Itchykoo `99" Classic Rock music festival and over forty hours of high-definition television (HDTV) video and music recordings. The Omnicast Corp. subsidiary has not had any revenues to date, although, during 2001 the project recorded revenues, the royalties of which, after producer's first right of return, the Company was considered to be in a position to recover some, if not all, of its investment. During 2002 additional write downs of the investment value were recorded.

WHYWAIT.COM (FORMERLY DOCUNET, INC.)

On August 17, 1999, the Company exchanged 10,000 shares of its common stock for 80,000 shares of common stock of WhyWait.com, formerly Docunet, Inc., and the right to exchange an additional 20,000 Shares of Common Stock. WhyWait.com is a privately-held Internet-based e-commerce company that has a patented technology and proprietary "Super ATM" machine that will be capable of issuing airline tickets, event tickets, and prepaid phone cards as well as cash. The Company's initial focus is on the U.S. travel industry, where its Personal Travel Agent
(PTA) system search engine software allows end users to reduce transaction time and to self-process travel reservations and itineraries over the Internet while providing them with instantaneous access to a database of pricing, scheduling and seat availability information. The Company intends to liquidate this investment based upon market conditions and the potential purchase candidate and terms, as soon as practical.

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

EMPLOYEES

As of March 31, 2003 the Company had 6 full time and 1 part time employees. The Company has available up to 20 part-time line workers and 10 commissioned sales people available should production and shipments commence.

ITEM 2 - PROPERTIES

The Company's facility is located at 1160 S. Rogers Circle, Boca Raton, FL 33487; was subject to a lease with purchase option on a 25,000 sq.ft. that the Company entered into in January 2001, and effective March, 2002. During 2002, a group of investors, including the Company's chairman, exercised the purchase option and are presently leasing the premises to the Company on substantially the same terms as the initial lease, or approximately $16,700 per month.

The Company's discontinued ASI subsidiary occupies a 5,000 sq.ft. premises in Knoxville, TN, with a monthly rent of approximately $2,700, the cost of which will be borne by the new owners effective January 1, 2003.

The research and development facility in Hudson, FL acquired by the Company in connection with its EyeAmerica acquisition has been divested in connection with the acquisition adjustment, which also included the reversion of certain debt to the original owners of Chemko which were initially assumed by the Company at the time of the acquisition and the return of certain non-essential patents, the return of 100,000 shares of the Company's common stock from the original owners back to the Company, and the exchange of mutual releases.

ITEM 3 - LEGAL PROCEEDINGS

On September 5, 2001, a lawsuit was commenced against the Company (RICHARD GRAY et al. v. INVICTAVISION, INC. Formerly EyeAmerica, Inc. And INVICTA CORPORATION; 191 Judicial District Court, Dallas County, TX; Case No. 0106763-J) by a group of shareholders seeking rescission of their private purchase of Common Stock of the Company's InvictaVision, Inc. subsidiary, which shares were subsequently converted into Shares of Common Stock of the Company. The Company settled this matter effective 10/02/02 through an agreement to issue 78,333 Shares of Common Stock of the Company together with 235,000 warrants to purchase one share each of the Company's common stock at an exercise price of $1.00 through June of 2007, with a value of $118,518 as of the effective date.

The Company is presently defending an Adversary Proceeding brought by the Trustee in Bankruptcy of HostLogic, Inc. and HostLogic America, Inc. against EyeAmerica, Inc., a subsidiary of the Company, for compensatory damages of $315,651.49 allegedly due and owing pursuant to a data services and management information systems contract. The Company has asserted several affirmative defenses including the failure of HostLogic to render an services or provide any equipment to the Company, and believes that it has a meritorious defense to this proceeding. [IN RE : HOSTLOGIC INC. & HOSTLOGIC AMERICA, INC. vs. HERBERT B. GOETZ, et al.; U.S. Bankruptcy Court, Southern District of Florida; Case Nos. 01-30855 & 01-30856, Adv. No. 03-3039 BKC-SHF-A].

The Company also expects that it will be required to either defend or settle several small-claims matters arising from past due accounts payable to the Company's trade creditors.

The Company also expects that it will be required to settle a lawsuit commenced brought by ESA Park against Invicta Corporation for a dispute regarding timely response to requests for letters of opinion.

With the exception of the foregoing matters, the Company and its subsidiaries are at present not involved in any material legal proceedings, nor are any material legal proceedings anticipated or threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

         (a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: "BUII") from August 1, 1998, and "IVIA" since July 1, 2001. Since the fourth quarter of 2000 the Company's Common Stock has also traded on the Boston Stock Exchange under the symbol "IVI"). The prices shown for the four quarters of 2002 and 2001, respectively, are as reported by the National Quotation Bureau, Inc. and NASD.

                            HIGH         LOW               HIGH       LOW
                                BID PRICES                   ASK PRICES

2002

January 1 - March 31       $1.07        .48               $1.09       .50

April 1 - June 30            .60        .50                 .66       .59
July 1 - September 30        .65        .30                 .72       .40
October 1 - December 31      .48        .12                 .50       .15

2001

January 1 - March 31       4 1/4        1 7/8             4 1/2       1 3/4
April 1 - June 30          3 5/8        1 15/16           4           2
July 1 - September 30      1 15/16      1 3/8             2           1 1/2
October 1 - December 31    1            1 5/16            1 1/4       1


Sales prices do not include commissions or other adjustments to the selling price.

(b) HOLDERS - As of March 31, 2003, there were 181 shareholder of record of the Company's Common Stock,

Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 950.

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

(d) WARRANTS AND OPTIONS- As March 21, 2002, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                   Number          Exercise Price     Expiration

Class "B" Warrants          1,012,300            $ 2.50           12/31/03
Class "C" Warrants            645,200            $ 3.50           12/31/04
Class "D" Warrants            950,000            $ 6.00           12/31/05
Other Warrants:
 Issued November, 2000        200,000            $ 9.00           11/31/08
 Issued February, 2001*     1,000,000            $ 2.25            2/28/06
 Issued May 2001 (1)       11,000,000            $ 2.25            5/29/06
 Issued February, 2002*     2,000,000            $ 1.00            2/28/07
 Issued February, 2002        250,000            $ 1.00            2/28/07
 Issued May 2002            1,200,000            $ 1.00            5/30/07
 Issued June 2002           2,400,000            $ 1.00            6/30/07
 Issue Oct 2002               235,000            $ 1.00           10/31/07


* Subject to contingent criteria based upon the individual performances of the recipients and of the Company.

(1) In connection with private placement of 5,500,000 shares common stock which generated proceeds to the company of $5,500,000.

2000 INVENTIVE STOCK OPTION PLAN

On June 15, 2000, the Shareholders of the Company ratified the Company's "2000 Incentive Stock Option Plan" and reserved 750,000 shares for issuance pursuant to said Plan. As of December 31, 2002, 650,000 options were awarded, 300,000 during 2001 and 350,000 during 2002, and 650,000 were exercised, 150,000 during 2001 and 500,000 during 2002.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements and management's plan of operations.

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

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001 (Restated to Segregate Discontinued Operations)

Effective June 30, 2002, the Company discontinued operations of its Biz Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller and effective December 31, 2002 the Company divested itself of the ASI subsidiary and reacquired 100,000 shares from the original seller. These subsidiaries have been accounted for as discontinued operations in the current financial statements.

The Company reported a net loss of $4,056,221 for the year ended December 31, 2002, which included a loss from continuing operations of $3,421,230 on continuing revenues of $72,506 as compared to a net loss of $4,270,783 which included a loss from continuing operations of $4,027,103 on continuing revenues of $120,514 during the year ended December 31, 2001.

This represents a loss per share of $(.26) during the current year ended December 31, 2002, which consisted of a loss per share of $(.22) on the continuing operations and $(.04) on discontinued operations, as compared to a loss per share of $(.41) which consisted of a loss per share of $(.39) on the continuing operations and $(.02) on discontinued operations for the year ended December 31, 2001.

Selling and administrative expenses were $1,655,941 for the year ended December 31, 2002 as compared to $2,926,117 in 2001. This year to year decrease represents the reduction of marketing expenses and full time employees in addition to the reduction of administrative expenses related to efforts to integrate prior acquisitions.

Direct costs for the year ended December 31, 2002 of $50,383, represented 69.4% of revenue in 2002, as compared to $48,929 which represented 40.6% of revenue for the year ended December 31, 2001, and include the cost of the limited products sold during these periods and may not be indicative of future margins.

Research and development expenses in the year ended December 31, 2002 totaled $423,956, as compared to $240,595 in 2001, and represents costs the Company incurred developing and producing prototypes of its Solera (R) product line in both periods and test runs of equipment that has been installed at the new factory, primarily during 2002.

CURRENT PLAN OF OPERATIONS

         Invicta Corporation is presently structured as an optical technology operating company which is focusing its business plan on the high-growth and high-margin consumer optical industry, particularly proprietary, patent-protected products. The Company, through its subsidiary, specializes in photochromic optical technology, products and services for the optical industry. The first and second generation patent Solera (R) line of photochromic lenses which are presently being marketed nationally, and expect to be marketed internationally by next year.

         The Company is poised to deliver multiple combinations of prescriptionable, non-prescriptionable and multi-colored lenses to a variety of customers, including frame manufacturers, designers with proprietary sunglass lines and optical chains. The dexterity of style, together with its design and the Company's capability to deliver efficient mass and customized production runs of the Solera (R) product line present the Company's greatest opportunity for 2003.

         Our most exciting product line-the patented Solera (R) lenses- has recently introduced to the world a unique and innovative consumer lens products. These fashion photochromic lenses, manufactured with our patented Solera process, allow for the widest selection of fashion colors for eyeglass lenses that are lighter in density of color indoors and darker outdoors. These colored lenses are true fashion as well as function, and include yellow, orange, rose, violet, blue, teal, brown and gray. The lenses change very quickly from the fashion color density indoors to sunglass density color outdoors. They maintain their true color throughout the photochromic process, and also feature ultraviolet and scratch protection. The lenses are presently available in both non-prescription (plano) and prescription form.

         In March 2002 the Company's new factory has become operational. The Company's new state-of-the-art manufacturing facility in Boca Raton, FL. has increased the capacity of the Company to produce, market and service its products dramatically. The Company anticipates that the new facility will provide a significant increase in the Company's "large order" capabilities and increase manufacturing capacity for the calendar year 2003.

CRITICAL ACCOUNTING POLICIES

Investments in Unconsolidated Entities at Cost and Equity Method

At December 31, 2002, the Company's investments in Linuxlabs, Inc. and WhyWait, Inc. are carried at cost. These companies are privately held and although both contemplated completing their initial public offering or another capital event in 2000, no quoted market for their common or preferred stock is available.

Additionally, both Linuxlabs and WhyWait, Inc. have a limited operating history and no public financial information is available at this time.

In January, 2000 the Company issued 840,000 shares of its common stock, valued at $1,740,000 for a 40% interest in Sunrise Entertainment, Inc. This investment is accounted for using the equity method.

At December 31, 2000, management reserved $220,000 for decline in the value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment due to the effect on these entities ability to raise capital and implement their business plans as a result of the conditions in the equity markets; the Company's focus on its eyewear business and the review of expected net realizable assets pursuant to SFAS 121, "Accounting for Long-Lived Assets" without further investment.

At December 13, 2001, the Company had recorded an additional $136,500 for the decline in the value of the investment in Sunrise Entertainment, Inc. Entertainment Assets. At December 31, 2002 an additional $201,795 decline in value of this investment was recorded, and the present carrying value of this asset is $27,000.

Entertainment assets consist of the Company's share of assets held in the Omnicast subsidiary, including rights to recover the first $605,000 of gross profit after producers share of approximately $250,000 in the "Itchykoo '99" project and collectible photographs, net of a reserve for value decline, this estimated impairment was based upon reduced expectations of the cash flow the Company reasonable expects to recover from this asset; of $475,795 recorded during 2000. At December 31, 2002 an additional $171,000 for decline in value of this investment was recorded and the carrying value of this asset is $0.

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

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

Effective January 1, 2002, the Company adopted SFAS Nos. 141 and 142. SFAS 142 eliminates amortization of goodwill and certain other intangible assets acquired subsequent to June 30, 2001, but requires annual testing for impairment (comparison of fair market value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The adoption of SFAS No. 141 and 142 did not have a material impact on our financial statements.

SEASONALITY

Management believes seasonality had no material effect on operations. Nor should it have a material effect on 2003 results.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2002 the Company had a working capital deficit of $438,930 as compared to a working capital deficit of $404,637 at December 31, 2001. Since January 1998 (Date of Reorganization), the Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes and has development stage losses which total $18,375,560. The independent accountants' report for the periods ended December 31, 2002 raises substantial doubt about the Company's ability to continue as a going concern.


Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital by either borrowing or through the issuance of equity, or both;

2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with a strategic co-venturer in the optical industry.

3. Commence revenue producing activities on such a scale that will reduce the overhead burden until ultimately profitability may be attained.

During 2002; cash used in continuing operating activities consisted of the net loss, offset by depreciation and amortization, expenses paid with stock and warrants and an increase in accounts payable and accrued expense; additionally, cash used in continuing operations was offset by reductions in accounts receivable, deposits and other assets.

The Company believes that it must take the necessary steps to raise sufficient capital throughout fiscal 2003 to continue its development and commercialization efforts which began in 2002. Management is currently attempting to raise between $1.5 million and $2.5 million from either additional borrowings or the exempt issuances of its common stock to sophisticated investors; or find a strategic co-venturer in the optical industry to assist the Company in the final development and marketing efforts, necessary to capitalize on its product line, or a combination of both, that also depend on the Company's varying working capital needs and evolving market conditions.

Management believes that actions presently being taken, including the consideration of co-venturing with an appropriate optical partner, provide the company with the opportunity to complete the Company's development stage through the successful production of and marketing of the Company's product line with associative distribution and revenue sharing agreements, and ultimately attain sufficient revenue thereon to support operations. However, there can be no assurance that Invicta Corporation will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

THE COMPANY IS A DEVELOPMENT STAGE COMPANY

The Company remains in the development stage, as it has not yet successfully commenced planned commercial operations of its new factory to deliver a full range of prescriptive lenses. Since inception, the Company has been engaged principally in the development of its patents. Therefore, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered in light of the risk, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the competitive lenswear industry, as well as those risks encountered in the shift development to commercialization of new technology and products or services based upon such technology.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of December 31, 2002 the Company had only limited sales of its photochromic and chemical products. The Company is only now beginning to market its prescriptionable photochromic products to the industry. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses upon the operability of its new factory. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

THE COMPANY'S BUSINESS WOULD BE SERIOUSLY IMPAIRED IF ITS RIGHTS IN THE EYEAMERICA TECHNOLOGY ARE COMPROMISED IN ANY WAY

The Company believes its patents and patents pending are strong and comprehensive. However, it is always possible that challenges to the science or to the processes covered within its patents may be filed by competitors, and that it may be required to expend considerable resources in defending its rights. Where patent protection is possible, it is often expensive and time-consuming to obtain. Even if patents are obtained, there can be no assurance that unauthorized persons or entities will not utilize some or all of the Company's technology without compensation to the Company. In addition, third parties may allege that there has been an infringement on their patents or patent rights. Such allegations could result in protracted settlement negotiations or expensive litigation, either of which could adversely affect the Company. Furthermore, future challenges to the Company's ownership of the patents may be filed by competitors or others who allege a prior interest.

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

     -    attract customers and maintain customer satisfaction;

     -    manage the timing of promotions and sales programs.

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

                                     PART IV

ITEM 7.           FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     (a)  The following documents are filed as part of this report:

a.   CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT, INVICTA CORPORATION

                                                                                        Page
Report of Independent Auditors'                                                          F-1

Consolidated Balance Sheet of Invicta Corporation
 as of December 31, 2002                                                                 F-2

Consolidated Statements of Operations of Invicta Corporation for the years ended
 December 31, 2001 and 2002 and for the period from January 1, 1998 (date of reorganization) through
 December 31, 2002                                                                       F-3

Consolidated Statements of Changes in Stockholders Equity of Invicta Corporation
 for the period from January 1, 1998
 (Date of Reorganization) to December 31, 2002                                     F-4 - F-9

Consolidated Statements of Cash Flows of Invicta Corporation for the years ended
 December 31, 2001 and 2002 and for the period from January 1, 1998 (date of reorganization) through
 December 31, 2002                                                                 F-10-F-11

Notes to the Financial Statements of Invicta Corporation                                F-12


b.       INTERIM FINANCIAL STATEMENTS

                  Not Applicable

c.       FINANCIAL STATEMENTS OF BUSINESS ACQUIRED AND TO BE ACQUIRED

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of

Invicta Corporation and Subsidiaries

We have audited the accompanying balance sheet of Invicta Corporation and Subsidiaries (a development stage company) as of December 31, 2002 and the related statements of operations, and cash flows for the two years then ended and the statement of operations and the statement of stockholders' equity for the period from January 1, 1998 (date of reorganization) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invicta Corporation and Subsidiaries at December 31, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/SCHUHALTER, COUGHLIN & SUOZZO, PC
                                    ------------------------------------
                                       SCHUHALTER, COUGHLIN & SUOZZO, PC


Raritan, New Jersey

April 18, 2003

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
      ASSETS

Current assets
  Cash                                                             $    191,442
  Accounts receivable, net of allowance of $14,000                       17,473
  Inventory                                                             451,790
  Prepaid expenses and other current assets                             133,671
                                                                   ------------

      Total current assets                                              794,376

Fixed assets, net of accumulated depreciation of $498,766             2,810,858

Patents and other intangibles, net of accumulated
  amortization of $1,374,211                                          5,856,143

 OTHER ASSETS

Investment in unconsolidated subsidiary,
  equity method, net of reserve for decline in
  value and cumulative share of loss of $1,737,414                       27,000
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $646,795                                 --
Investments, cost method, net of reserve for decline
  in value of $299,500                                                  108,000
Deposits and other assets                                               213,572
                                                                   ------------

      Total other assets                                                348,572
                                                                   ------------

      TOTAL ASSETS                                                 $  9,809,949
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $    687,569
  Accrued expenses                                                      282,478
  Capital lease obligation, current portion                             263,259
                                                                   ------------

    Total current liabilities                                         1,233,306

Short term notes, expected to be converted to or
  be repaid from equity                                               1,117,000
                                                                   ------------

Other liabilities, related parties                                    1,016,636
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 75,000,000 shares authorized;
   16,961,798 issued and outstanding at December 31, 2002               169,618
  Additional Paid-In Capital                                         24,889,907
  Deferred compensation                                                 (27,773)
  Treasury stock, 240,000 shares at cost                               (125,000)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (18,462,745)
                                                                   ------------

      Total Stockholders' Equity                                      6,443,007
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $  9,809,949
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                                INVICTA CORPORATION AND SUBSIDIARIES
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         From
                                                                                       January 1,
                                                                                         1998
                                                    For The                            (Date of
                                                  Year Ended                         Reorganization)
                                                  December 31,                         December 31,
                                                      2001              2002              2002
                                                  ------------      ------------      ------------
                                                  (As restated)
Total Revenue                                     $    120,514      $     72,506      $    245,443
                                                  ------------      ------------      ------------

Direct Operating Expenses
  Direct costs                                          48,929            50,383           128,607
  Research and development                             240,595           423,956           874,989
  Selling and administrative expenses
   (including bad debts of $2,500,
   $4,000 and $63,651, respectively and
   non-cash charges for common stock
   and warrant compensation of $33,336,
   $289,864 and $4,421,590 respectively)             2,926,117         1,655,941        11,598,130
  Depreciation and amortization expense                647,244           793,262         1,680,527
                                                  ------------      ------------      ------------

      Total Direct Operating Expenses                3,862,885         2,923,542        14,282,253
                                                  ------------      ------------      ------------

Loss from operations before other operating
  income and expense                                (3,742,371)       (2,851,036)      (14,036,810)

Other Operating Income (Expense)
  Interest and dividend income                           4,155            14,674            20,846
  Interest expense                                    (101,757)         (198,468)         (357,586)
  Minority interest loss in
   unconsolidated subsidiary                           (50,630)          (13,605)         (125,119)
  Reserve for decline in value of investments
   in unconsolidated subsidiaries                     (136,500)         (372,795)       (2,558,590)
                                                  ------------      ------------      ------------

      Total Other Operating Income (Expense)          (284,732)         (570,194)       (3,020,449)
                                                  ------------      ------------      ------------

Loss on continuing operations,
  before income taxes                               (4,027,103)       (3,421,230)      (17,057,259)

Loss on discontinued operations, net
  of income taxes of $0                               (243,680)         (634,991)       (1,405,486)
                                                  ------------      ------------      ------------

Provision for taxes                                       --                --                --
                                                  ------------      ------------      ------------

      Net (Loss)                                  $ (4,270,783)     $ (4,056,221)     $(18,462,745)
                                                  ============      ============      ============


(Loss) per share from:

  Continuing operations                           $      (0.39)     $       (.22)
                                                  ============      ============
  Discontinued operations                         $      (0.02)     $       (.04)
                                                  ============      ============
  Net loss per share                              $      (0.41)     $       (.26)
                                                  ============      ============

 Weighted average shares outstanding
  Basic and Diluted                                 10,334,414        15,811,970
                                                  ============      ============

The accompanying notes are an integral part of these financial statements.
                                                                                                F-3

                                     INVICTA CORPORATION AND SUBSIDIARIES
                                         (A Development Stage Company)
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD FROM JANUARY 1, 1998
                                           THROUGH DECEMBER 31, 2002


                                                                                                     Additional
                                                      Common Stock            Treasury   Stock        Paid In
                                                 Shares           Amount       Shares    Amount       Capital
                                              -----------      -----------     ------    ------     -----------
Balance, January 1, 1998                       15,824,010          158,240       --        --          (177,968)

Reverse split of 1 share for every
 50 shares held                               (15,507,528)        (155,075)      --        --           155,075

Issuance of shares at $.50 per share              270,000            2,700       --        --           132,300

Issuance of shares for services                   190,000            1,900       --        --            93,100

Net loss for the year                                --               --         --        --              --
                                              -----------      -----------      -----     -----     -----------

Balance, December 31, 1998                        776,482            7,765       --        --           202,507

Issuance of shares at $.50 per share              141,000            1,410       --        --            69,090

Stock dividend, one share for each
  share outstanding on July 31, 1999              917,482            9,175       --        --            (9,175)

Issuance of shares at $.50, $2.50 and
 $10.00, net of offering costs of $12,500         288,000            2,880       --        --           582,120

Issuance of 10,000 shares in exchange
 for 80,000 shares of Docunet, Inc.                10,000              100       --        --           107,400

Issuance of stock options and warrants
 for service                                         --               --         --        --           994,700

Issuance of 30,000 shares of convertible
 preferred stock at $10 per share                    --               --         --        --              --

Issuance of shares for services                   100,000            1,000       --        --           205,875

Net loss for the year                                --               --         --        --              --
                                              -----------      -----------      -----     -----     -----------

Balance, December 31, 1999                      2,232,964      $    22,330       --        --       $ 2,152,517
                                              -----------      -----------      -----     -----     -----------



The accompanying notes are an integral part of these financial statements.
                                                                                                           F-4


                               INVICTA CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JANUARY 1, 1998
                                    THROUGH DECEMBER 31, 2002


                                          Convertible
                                         Preferred Stock             Retained
                                      Shares          Amount          Deficit           Total
Balance, January 1, 1998                   --              --              --            (19,728)

Reverse split of 1 share for
 every 50 shares held                      --              --              --               --

Issuance of shares at $.50
 per share                                 --              --              --            135,000

Issuance of shares for services            --              --              --             95,000

Net Loss for the year                      --              --          (100,147)        (100,147)
                                    -----------     -----------     -----------      -----------

Balance, December 31, 1998                 --              --          (100,147)         110,125

Issuance of shares at $.50
 per share                                 --              --              --             70,500

Stock dividend, on share for
 each share outstanding on
 July 31, 1999                             --              --              --               --

Issuance of shares at $.50,
 $2.50 and $10.00, net of
 offering costs of $12,500                 --              --              --            585,000

Issuance of 10,000 shares in
 exchange for 80,000 shares
 of Docunet, Inc.                          --              --              --            107,500

Issuance of stock options and
 warrants for services                     --              --              --            994,700

Issuance of 30,000 shares of
 convertible preferred stock
 at $10 per share                        30,000         300,000            --            300,000

Issuance of shares for services            --              --              --            206,875

Net loss for the year                      --              --        (1,395,882)      (1,395,882)
                                    -----------     -----------     -----------      -----------

Balance, December 31, 1999               30,000     $   300,000     $(1,496,029)     $   978,818
                                    -----------     -----------     -----------      -----------


The accompanying notes are an integral part of these financial statements.
                                                                                              F-5


                                    INVICTA CORPORATION AND SUBSIDIARIES
                                       (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE PERIOD FROM JANUARY 1, 1998
                                         THROUGH DECEMBER 31, 2002


                                                                                                Additional
                                                Common Stock              Treasury Stock         Paid In
                                           Shares           Amount       Shares     Amount       Capital
                                         -----------     -----------     ------     ------     -----------
Balance, January 1, 2000                   2,232,964     $    22,330       --         --       $ 2,152,517

Issuance of shares in private
 placements at $2.00 and $6.00
 per share, net of costs of
$                            148,927         761,001           7,610       --         --         3,241,463

Issuance of shares in connection
 with acquisitions                         3,195,000          31,950       --         --         8,302,925

Issuances of warrants for services              --              --         --         --         3,095,600
 and in connection with acquisitions

Issuance of shares pursuant to the
 exercise of warrants                      1,119,500          11,195       --         --           160,055

Conversion of $10.00 preferred
 stock to common stock at
 $6.67 per share                              45,000             450       --         --           299,550

Issuance of shares for services              121,000           1,210       --         --           288,852

Deferred employee stock option
 compensation                                   --              --         --         --           100,000

Amortization of deferred employee
 stock option compensation                      --              --         --         --              --

Net loss for the year                           --              --         --         --              --
                                         -----------     -----------     ------     ------     -----------

Balance, December 31, 2000                 7,474,465     $    74,745       --         --        17,640,962
                                         ===========     ===========     ======     ======     ===========


The accompanying notes are an integral part of these financial statements.
                                                                                                        F-6


                                        INVICTA CORPORATION AND SUBSIDIARIES
                                            (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE PERIOD FROM JANUARY 1, 1998
                                              THROUGH DECEMBER 31, 2002

                                           Convertible
                                         Preferred Stock             Deferred          Retained
                                     Shares           Amount       Compensation         Deficit             Total
Balance, January 1, 2000             30,000      $    300,000      $       --        $ (1,496,029)     $    978,818

Issuance of shares
 in private placements
 at $2.00 and $6.00
 per share, net of
 costs of $148,927                     --                --                --                --           3,249,073

Issuance of shares in
 connection with
 acquisitions                          --                --                --                --           8,334,875

Issuances of warrants
 for services and in
 connection with
 acquisitions                          --                --                --                --           3,095,600

Issuance of shares
 pursuant to the
 exercise of warrants                  --                --                --                --             171,250

Conversion of $10.00
 preferred stock to
 common stock at
 $6.67 per share                    (30,000)         (300,000)             --                --                --

Issuance of shares for
 services                              --                --                --                --             290,062

Deferred employee
 stock option                          --                --            (100,000)             --                --
 compensation

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
                               ============      ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.
                                                                                                                 F-7


                                        INVICTA CORPORATION AND SUBSIDIARIES
                                           (A Development Stage Company)
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD FROM JANUARY 1, 1998
                                             THROUGH DECEMBER 31, 2002



                                                                                                        Additional
                                                Common Stock          Treasury Stock                     Paid In
                                            Shares         Amount         Shares         Amount          Capital
                                         ------------   ------------   ------------   ------------    ------------
Balance January 1, 2001                     7,474,465   $     74,745           --     $       --      $ 17,640,962

Issuance of shares in private
  placement at $1.00                        5,500,000         55,000           --             --         5,445,000

Issuance of shares pursuant to
 cashless exercise of previously
 outstanding warrants                         349,000          3,490           --             --            (3,490)

Issuance of shares pursuant to the
 exercise of stock options                    150,000          1,500           --             --            73,500

Amortization of deferred employee
 stock option compensation                       --             --             --             --              --

Acquisition of certain shares by
 Company for cash                                --             --           40,000        (40,000)           --

Net loss for the year                            --             --             --             --              --
                                         ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2001                 13,473,465        134,735         40,000        (40,000)     23,155,972
                                         ------------   ------------   ------------   ------------    ------------

Issuance of shares in private
 placements at $.50 together
 with warrants                              2,550,000         25,500           --             --         1,249,500

Issuance of shares pursuant to
 exercise of previously outstanding
 warrants and options                         500,000          5,000           --             --           232,500

Reacquisition of shares pursuant to an
 amendment to the Invicta Vision (Eye
 America) acquisition, at lower of
 original cost or market on
 reacquisition date                              --             --          100,000        (67,000)           --

Issuance of shares and warrants in
 connection with certain settlements          238,333          2,383           --             --           202,935

Issuance of shares for services               200,000          2,000           --             --            49,000

Amortization of deferred employee
 stock option compensation                       --             --             --             --              --

Reacquisition of shares in connection
 with recission of ASI acquisition,
 at lower of original cost or market
 on reacquisition date                           --             --          100,000        (18,000)           --

Net loss for the year                            --             --             --             --              --
                                         ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2002                 16,971,798   $    169,618        240,000   $   (125,000)   $ 24,889,907
                                         ============   ============   ============   ============    ============

The accompanying notes are an integral part of these financial statements.
                                                                                                                F-8


                                    INVICTA CORPORATION AND SUBSIDIARIES
                                        (A Development Stage Company)
                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM JANUARY 1, 1998
                                          THROUGH DECEMBER 31, 2002


                                             Convertible
                                            Preferred Stock      Deferred        Retained
                                           Shares    Amount    Compensation       Deficit          Total
                                           ------   --------   ------------    ------------    ------------
Balance January 1, 2001                      --         --     $    (94,445)   $(10,135,741)   $  7,485,521

Issuance of shares in private
 placement at $1.00                          --         --             --              --         5,500,000

Issuance of shares pursuant to
 cashless exercise of previous
 outstanding warrants                        --         --             --              --              --

Issuance of shares pursuant to
  the exercise of stock options              --         --             --              --            75,000

Amortization of deferred employee
  stock option compensation                  --         --           33,336            --            33,336

Reacquisition of certain shares by
 Company for cash                            --         --             --              --           (40,000)

Net loss for the year                        --         --             --        (4,270,783)     (4,270,783)
                                           ------   --------   ------------    ------------    ------------

Balance, December 31, 2001                   --         --          (61,109)    (14,406,524)      8,783,074
                                           ------   --------   ------------    ------------    ------------

Issuance of shares in private
 placements at $.50 together
 with warrants                               --         --             --              --         1,275,000

Issuance of shares pursuant to
 exercise of previously
 outstanding warrants and options            --         --             --              --           237,500

Reacquisition of shares pursuant to
 an amendment to the Invicta Vision (Eye
 America) acquisition, at lower of
 original cost or market
 on reacquisition date                       --         --             --              --           (67,000)

Issuance of shares and warrants
 in connection with certain
 settlements                                 --         --             --              --           205,318

Issuance of shares for services              --         --             --              --            51,000

Amortization of deferred employee
 stock option compensation                   --         --           33,336            --            33,336

Reacquisition of shares in connection
 with recission of ASI acquisition,
 at lower of original cost or market
 on reacquisition date                       --         --             --              --           (18,000)

Net loss for the year                        --         --             --        (4,056,221)     (4,056,221)
                                           ------   --------   ------------    ------------    ------------

Balance, December 31, 2002                   --     $   --     $    (27,773)   $(18,462,745)   $ (6,444,007)
                                           ======   ========   ============    ============    ============

The accompanying notes are an integral part of these financial statements.
                                                                                                        F-9



                                 INVICTA CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                                For the Year Ended
                                                                    December 31,
                                                               2001            2002
                                                            -----------    -----------
Operating Activities

Cash Flows provided by Continuing Operating Activities:
 Net (loss)                                                 $(4,027,103)   $(3,421,230)
 Adjustments to reconcile net loss to
  cash provided by operating activities:
 Bad Debts                                                        2,500         26,000
 Expense paid by issuance of common stock and warrants           33,336        289,864
 Reserve for decline in value of investments                    136,500        372,795
 (Income)Loss from unconsolidated subsidiary                     50,565         13,605
 Depreciation and amortization                                  753,021        793,262
 (Increase) Decrease in accounts receivable                    (131,858)       119,476
 (Increase) Decrease in other assets                           (245,107)       198,455
 (Increase) Decrease in inventory                              (312,996)       (97,829)
 (Decrease) Increase in accounts payable and
    accrued expenses                                            233,881        185,665
                                                            -----------    -----------

Net cash (used in) continuing operating activities           (3,507,261)    (1,519,937)
                                                            -----------    -----------

Cash Flows provided by Discontinued Operating Activities:
 Net (loss)                                                    (243,680)      (634,991)
 Adjustments to reconcile net loss to
  cash provided by operating activities:
 Bad Debts                                                        8,419           --
 Impairment loss on intangibles                                    --          607,801
 Depreciation and amortization                                  150,880         98,950
 (Increase) Decrease in accounts receivable                     (44,819)        73,727
 (Increase) Decrease in other assets                              3,000        (29,804)
 (Increase) Decrease in inventory                               103,896         17,745
 (Decrease) Increase in accounts payable and
    accrued expenses                                            (70,463)      (213,552)
                                                            -----------    -----------

Net cash (used in) discontinued operating activities            (92,767)       (80,124)
                                                            -----------    -----------

Net cash (used in) continuing and discontinued
  operating activities                                      $(3,600,028)   $(1,600,061)
                                                            -----------    -----------

                                                                                 F-10

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                        For the Year Ended
                                                            December 31,
                                                        2001             2002
                                                    -----------     -----------
INVESTING ACTIVITIES
Cash Flows (Used In) Investing Activities:
 Acquisition of fixed assets                        $(1,721,401)    $  (452,614)
 Cash payment for intangible assets                     (43,250)           --
                                                    -----------     -----------

Net cash (used in) investing activities              (1,764,651)       (452,614)
                                                    -----------     -----------

FINANCING ACTIVITIES
Cash Flows From (Used) In Financing
 Activities:

 Proceeds from Capital Lease                            656,213            --
 Proceeds from notes                                  1,170,000       1,154,500
 Payment on notes                                    (2,514,091)       (235,000)
 Payment on bank debt                                   (75,485)           --
 Proceeds from the issue of
  common stock                                        5,575,000       1,512,500
 Payment on capital lease obligations                  (105,107)       (287,849)
 Repurchase of common stock                             (40,000)           --
                                                    -----------     -----------

Net cash from financing activities                    4,666,530       2,144,151
                                                    -----------     -----------

Net increase (decrease) in cash                        (698,149)         91,476

Cash, beginning of period                               798,115          99,966
                                                    -----------     -----------

Cash, end of period                                 $    99,966     $   191,442
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - NATURE OF BUSINESS, ORGANIZATION AND CURRENT BASIS OF PRESENTATION

Invicta Corporation (formerly BusinessNet Holdings Corp.) (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.

The primary business of Invicta is to design, develop, manufacture and market high quality prescription and non-prescription sunglass lens and eyewear products.

The Company's InvictaVision, Inc. subsidiary is holder of the patents, licenses and trade marks of the Company's patented Solera (R) lenses and the Company's patented CR39(R) colorization process.

After the completion of its public offering in February, 1990 as Portfolio Promotions, the company went through management and operational changes and on January 31, 1994 completed a reverse acquisition, whereby Navigato International was considered the acquirer, and the Company changed its name to Navigato International, Inc. Also, on January 31, 1994, the Company acquired 100% of the outstanding stock of Navigato A/S. BusinessNet U.K., LTD was acquired by the Company on June 4, 1996 by the issuance of 9,000,000 shares of common stock, $.01 par value, in exchange for all of the outstanding capital stock of BusinessNet U.K., LTD, and the Company changed its name to BusinessNet International, Inc. During 1997, a financial reorganization of the Company's foreign subsidiaries was required as a result of the failure of subsidiary Options Invest Danmark A/S to obtain a required financial services license from the Government of Denmark to maintain its operating activities. The result of this financial reorganization was the Company to discontinue its European business operations effective June 30, 1997. The Company accounted for the abandonment of these subsidiaries and completed a quasi-reorganization during the year ended December 31, 1997. The results presented herein represent activity subsequent to January 1, 1998.

Effective June 30, 2002, the Company discontinued operations of its Biz Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller and effective December 31, 2002 the Company divested itself of the ASI subsidiary and reacquired 100,000 shares from the original seller. These subsidiaries have been accounted for as discontinued operations in the current financial statements.

The Company is in the development stage and its present activities have been focused on the completion of its second generation flagship product to provide prescriptionable sunglass lens and associated products. The Company's new factory became operational in March of 2002. Because Invicta is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 2 - LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS

The Company has recorded losses since the reorganization effective January 1, 1998 totaling $18,375,560. The Company has a working capital deficit of $438,930 at December 31, 2002 and has recorded nominal operating revenue from its continuing operations since the reorganization totaling $245,443, primarily from the sale of test orders of the first and second version of its flagship product.

The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of its products, and (3) successfully implement its plans to market its products and ultimately generate revenue producing operations.

The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:


1. Raise additional working capital by either borrowing or through the issuance of equity, or both;

2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with a strategic co-venturer in the optical industry.

3. Commence revenue producing activities on such a scale that will reduce the overhead burden until ultimately profitability may be attained.

Management believes that actions presently being taken, including the consideration of co-venturing with an appropriate optical partner, provide the company with the opportunity to complete the Company's development stage through the successful production of and marketing of the Company's product line with associative distribution and revenue sharing agreements, and ultimately attain sufficient revenue thereon to support operations. However, there can be no assurance that Invicta Corporation will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries: Invicta Vision, Inc., Action Services, Inc., through December 31, 2002, True- Lite Inc. and Biz Auctions, Inc., through December 31, 2002, which is a wholly owned subsidiary of Invicta Vision, Inc., as well as its 60% owned Omnicast Corp. subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation. The balance sheet at December 31, 2002 does not include assets and liabilities of Action Services, Inc. or Biz Auctions, Inc. as these have been divested prior to and as of that date.No minority interest has been recorded for the Omnicast subsidiary as this has recorded losses since inception.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


     At December 31, 2000, management reserved $220,000 for decline in the value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment due to the effect on these entities ability to raise capital and implement their business plans as a result of conditions in the equity markets; the Company's focus of management's attention and working capital on its eyewear business and the review of expected net realizable assets pursuant to SFAS 121, "Accounting for Long-Lived Assets" without further investment.

     At December 31, 2001 and 2002, the Company had recorded an additional $136,500 and $201,795, respectively, for decline in the value of the investment in Sunrise Entertainment, Inc.

     Entertainment Assets

     Entertainment assets consist of the Company's share of assets held in the Omnicast subsidiary, including rights to recover the first $605,000 of gross profit after producers share of approximately $250,000 in the "Itchykoo '99" project and collectible photographs, net of a reserve for market value decline of $475,795 recorded during 2000, this estimated impairment was based upon reduced expectations of the cash flow the Company reasonable expects to recover from this group of assets.

At December 31, 2002 an additional $171,000 for impairment of this investment was recorded and the carrying value is $0.

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

     Restatement to Segregate Discontinued Operations

     Effective June 30, 2002, the Company discontinued operations of its Biz Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller and effective December 31, 2002 the Company divested itself of the ASI subsidiary and reacquired 100,000 shares from the original seller. These subsidiaries have been accounted for as discontinued operations in the current financial statements and condensed information is summarized below.

                                                      2001               2002
                                                  -----------       -----------

Total Revenues                                    $ 1,212,584       $   992,017
Costs and Expenses                                 (1,456,264)       (1,019,207)
Impairment loss on intangibles                           --            (607,801)
                                                  -----------       -----------

 Loss From Discontinued Operations                $  (243,680)      $  (634,991)
                                                  ===========       ===========

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

                                                       For the Year Ended
                                                          December 31,
                                                        2001        2002
                                                       ------      ------
                                                    (as restated)
      SCHEDULE OF NON CASH INVESTING
      AND FINANCING ACTIVITIES:

      200,000 shares of common stock issued
      in 2002 for services                             $      0   $ 51,000
                                                       ========   ========
      230,000 shares and 235,000 warrants in
      connection with certain settlements              $      0   $205,318
                                                       ========   ========
      Payables, accrued expenses, and other
      liabilities in excess of basis of divested
      subsidiaries reverted to original sellers        $      0   $356,360
                                                       ========   ========
      Liabilities in excess of basis in assets
      reverted to original seller in connection
      with adjustment to the EYE-America acquisition   $      0   $200,419
                                                       ========   ========


      SUPPLEMENTAL INFORMATION - STATEMENT
      OF CASH FLOWS:

      Interest paid                                    $101,757   $198,468
                                                       ========   ========

     Long-Lived Assets

     From January 1, 1998 through December 31, 2001 the Company had accounted for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of, " which states that whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles are to be disposed of, they should be reported at the lower of carrying amount or fair value less cost to sell.

     Effective January 1, 2002 the Company adopted SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. The adoption of SFAS No. 141 had no material impact on the Company's results of operations or financial position, as the Company believes its remaining intangible assets, primarily the value of its patents and colorization process, have definite lives.


     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides guidance on classification and accounting fur such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after 15, 2001. Management does not believe that the adoption of SFAS No. 144 had a material effect on the Company's results of operations or financial position.

     Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefit of its losses have been fully reserved for. Limitations on the utilization of these tax benefits result from expiration dates and certain changes in ownership. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

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

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

     Revenue Recognition

     In the Company's ASI subsidiary, revenues were recorded when the products were shipped. For the fiscal years ended December 13, 2001 and 2002, $1,148,298 and $992,017, or 86% and %93, respectively, of the revenue recorded by the Company was recorded by ASI. Due to the divestiture of ASI, this revenue was included in loss from discontinued operations.

     In the Company's InvictaVision, Inc. subsidiary, all revenue recorded relate to sales of the Company's Solera (R) product line. As required, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. The Company recognizes revenue for its line of Solera (R) products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal warranty support.


NOTE 4 - INVENTORY

     Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of the Company's Solera TM product line. At December 31, 2002 inventory is comprised of the following:

         Raw materials                                      $ 169,419
         Work in progress                                     102,678
         Finished goods                                       241,293
                                                              -------

         Total                                                513,390

         Less: Reserve for Obsolescence                       (61,600)
                                                              -------

         Net Inventory                                      $ 451,790
                                                              =======

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 5 - BUSINESS COMBINATIONS

     For the year ended December 31, 2000 the Company made a number of purchase acquisitions pursuant to APB 16. The consolidated financial statements include the operating results of each business from the date of acquisition. Amounts allocated to patents and other intangibles are amortized on a straight-line basis over 16 years and 7 years respectively. Amortization expense for these intangible assets was $629,628 and $593,900, of which $134,880 and $98,950 was included in discontinued operations, during the years ended December 31, 2001 and 2002, respectively.

Each transaction is outlined as follows:


                           Total         Effective         Form of Consideration and
Acquired Companies     Consideration       Date            Other Notes to Acquisition

Invicta Vision, Inc.    $6,687,635       January 31,      1,925,000 shares of the Company's common stock.
 (formerly Eye                             2000           $250,000 note payable, $75,000 of acquisition
 America, Inc. and                                        expenses and the assumption of $139,610
 Chemko Optical                                           liabilities in excess of historical basis.
                                                          Cost allocated to patents with an estimated useful life of
                                                          16 years. During 2002 the Company recorded a reduction in
                                                          the carrying value of $231,281, without gain or loss, as the
                                                          Company and the original seller agreed to the following: The research and development facility in Hudson, FL acquired by the Company in connection with its Eye America acquisition adjustment, which also included the reversion of certain
                                                          debt to the original owners of Chemko which were initially assumed by the Company at the time of the acquisition and
                                                          the return of certain non-essential patents, the return of
                                                          100,000 shares of the Company's common stock from the
                                                          original owners back to the Company as treasury stock valued at $67,000 and the exchange of mutual releases.

Action Services, Inc.   $ 441,205        May 31,          100,000 shares of the Company's common stock, the payment of
                                          2000            $140,000 to certain prior shareholders and the assumption of
                                                          $109,850 liabilities in excess of historical basis. Cost
                                                          allocated to other intangibles. Effective December 31, 2002 the Company divested itself of the ASI subsidiary and
                                                          reacquired 100,000 shares as treasury stock valued at
                                                          $18,000 and recorded an impairment of $260,390 which is
                                                          included in discontinued operations for 2002.

True-Lite, Inc.         $ 537,500        May 31,          200,000 shares of the Company's common stock  and a cash
                                          2000            payment of $150,000. Cost allocated  to other intangibles
                                                          with an estimated useful life of 7 years.

Biz Auctions, Inc.      $ 503,097        July 31,         100,000 shares of the Company's common stock and the
                                          2000            assumption of $15,597 liabilities in excess of historical
                                                          basis. Cost allocated to other intangibles. Effective June
                                                          30, 2002 the Company discontinued operations of the Biz
                                                          Auctions subsidiary, reverting certain assets and
                                                          liabilities to the original seller and recorded an
                                                          impairment of $347,411 which is included in discontinued
                                                          operations for 2002.


                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 6 - CAPITAL STOCK

     Common Stock

     The Company has authorized 75,000,000, increased from 50,000,000 as approved in December 2002 by majority consent of shareholders, shares of common stock with a par value of $.001.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


     Financing Warrants

     During 2001, the Company issued 5,500,000 shares of its common stock to accredited investors at $1.00 per share and 11,000,000 warrants to purchase one share each of the Company's common stock at an exercise price of $2.25 per share, subsequent to certain price adjustments, for a term of five years through May, 2006.

     During 2002, the Company issued 2,550,000 shares of its common stock to accredited investors at $.50 per share and 2,400,000 warrants to purchase one share each of the Company's common stock at an exercise price of $1.00 for a term of five years through June of 2007. In addition, a consultant who assisted the Company with these transactions was issued 450,000 warrants to purchase one share each of the Company's common stock at $.50, which was exercised for cash during 2002.

     Other Issuances

     During 2002, the Company issued 78,333 shares of its common stock and 235,000 warrants to purchase one share each of the Company's common stock at an exercise price of $1.00, through October 2007, valued at $118,518 to settle disputes arising from the conversion of shares in the Company's Eye America subsidiary's common stock previously exchanged for the Company's common stock and 160,000 shares of its common stock, valued at $86,800 as reparation with respect to the timing of the issuance and closing dates of private placements of the Company's equity during 2000.

     Other Warrants

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

     Stock Options and Warrants for Services

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

     During 2001, the Company issued 1,000,000 warrants and 300,000 options to employees and directors which expire in five years.

     During 2002, the Company issued 1,500,000 warrants which expire in five years. These warrants were issued to consultants, employees and directors.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


     A summary of the stock option and warrant activity, exclusive of the 13,400,000 "financing" warrants, for the three years ended December 31, 2002, all of which were non- qualified, is set forth below: Weighted Average Number of Exercise Warrants Price

         Outstanding at December 31, 1999         1,500,000          3.00
                                                  ---------          ----

         Granted                                  2,700,000          3.99
         Exercised                               (1,392,500)        (2.14)
         Canceled                                         -           .--
                                                  ---------          ----

         Outstanding at December 31, 2000         2,807,500        $ 4.38
                                                  =========          ====

         Granted                                  1,300,000          1.85
         Exercised                                 (499,000)        (2.60)
         Canceled                                   (97,800)        (3.50)
                                                  =========          ====

         Outstanding at December 31, 2001         3,510,700        $ 3.69
                                                  =========          ====

         Exercisable at December 31, 2001         3,455,156        $ 3.61
                                                  =========          ====

         Granted                                  1,500,000          1.00
         Exercised                                  (50,000)          .25
         Canceled                                         -            .-
                                                  ---------          ----

         Outstanding at December 31, 2002         4,960,700        $ 2.92
                                                  =========          ====

         Exercisable at December 31, 2002         4,948,356        $ 2.90
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

     The per share weighted-average fair value of warrants granted during 2000, 2001 and 2002 was $3.99, $1.85 and $1.00, respectively. The price per share weighted average remaining life of the warrants outstanding at December 31, 2000, 2001 and 2002 is 4.3 years, 3.5 years and 3.1 years, respectively.

     The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 2001 and 2002 would have been increased to the pro forma amounts shown below.

                                                         December 31,
                                                   2001                2002
         Net loss:
         As reported                           $(4,270,783)        $(4,056,221)
                                                 =========           =========
         Pro forma                             $(5,830,783)        $(5,044,971)
                                                 =========           =========

     For the years ended December 31, 2001 and 2002, the Company recorded non-cash

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


charges of which $589,400 was capitalized to acquisitions, $2,506,200 charged to the statement of operations and $1,766,700 during 2000 included in additional paid in capital with a similar charge for offering costs, in connection with the grant of 2,500,000 warrants to consultants and none in 2001 as all warrants were granted to directors and employees. Such charges are the result of the fair value of the warrants granted using the Black-Scholes stock option pricing model applied warrants granted to non-employees.

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

         2000 Incentive Stock Option Plan

         On June 15, 2000, the Shareholders of the Company ratified the Company's "2000 Incentive Stock Option Plan" and reserved 750,000 shares for issuance pursuant to said Plan. As of December 31, 2001, 300,000 options at an exercise price of $.50 per share were awarded to consultants for services performed of which 150,000 options were exercised in December 2001, generating $75,000 of proceeds to the Company. During 2002, 350,000 options at an exercise prices of $.50 and $.25 were awarded to consultants for services, 500,000 options were exercised during 2002 generating $237,500 of proceeds to the Company.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

         Treasury Stock

         During 2001, the Company repurchased 40,000 shares for $40,000 in a private transaction.

         During 2002, the Company reacquired 100,000 shares, as part of an adjustment to the original acquisition, from the original seller of the Invicta Vision, Inc. (formerly Eye- America, Inc.; Chemko see Note 5) valued at $67,000.

         Effective December 31, 2002, the Company divested itself of the ASI subsidiary and in connection with this transaction reacquired 100,000 shares valued at $18,000.


NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

         In 1998 the Company issued 190,000 shares to the acting president, valued at $95,000 for services.

         The Company paid $6,000 in 1999 for facilities fees to the interim management.

         In 1999, 30,000 shares were also granted the former director and president for services. In 2000, 60,000 shares were issued to the same director for services.

         During December 2001, the company's chairman lent the company $345,000 with interest at 10%, which was expected to be repaid during 2002. The Company recorded $1,019 interest expense for 2001 which is included in accrued expenses at December 31, 2001. A company the Chairman is affiliated with participated in a private placement and received 2,200,000 shares of common stock and warrants to purchase 4,400,000 shares of common stock pursuant to the terms of the placement.

         During 2002 the Company's chairman lent the Company an additional $652,500, received repayments of $75,000 and at December 31, 2002 the total amount due to the chairman is $922,500 plus accrued interest at 10%. The Company recorded $63,740 interest expense for 2002 on the chairman's notes, and these notes have been extended to August 2003. The total amount of accrued interest for notes payable to the chairman included in accrued expenses is $64,745 at December 31, 2002.

         Also, during 2002, a group of investors, including the Company's chairman, exercised the purchase option and are leasing the premises to the Company on substantially the same terms as the initial lease, or approximately $16,700 per month.

         During 2002, the Company's president deferred $43,270 of his salary and an employee deferred $866 of his salary. At December 31, 2002 these are included in other notes - related parties. Subsequently the $866 has been paid and the president's deferred compensation will be repaid when the Company's working capital permits.

         During 2002, a shareholder lent the Company $50,000. At December 31,2002 this note is included in other notes - related parties, and has been extended to August 2003. Interest expense at 10% charged for 2002 of $4,150 is included in accrued expenses at December 31, 2002.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 8 - PROPERTY AND EQUIPMENT

         The Company generally estimated useful lives of 3-7 years on plant and machinery, 10 and 39 years on leasehold improvements.

         Fixed assets, at cost, at December 31, 2002 is as follows:

         Leasehold Improvements                         $1,609,616
         Machinery and equipment                         1,560,431
         Office equipment                                  139,577
                                                         ---------

         Sub-Total                                       3,309,624

         Less - Accumulated
             Depreciation                                 (498,766)
                                                         ---------

     Total                                              $2,810,858
                                                        ==========


NOTE 9 - LEASES

         Premises Leases

         In November 2000, the Company entered into a lease for office and manufacturing space in Boca Raton, Florida, effective January 1, 2001 and ending on December 31, 2005. The lease provides for minimum monthly rentals of $16,700 through December 31, 2005. The Company also paid $85,000 and $100,000 to the landlord as security deposits. During 2002 the deposits were returned and a group of investors including the company's chairman, exercised the purchase option and is presently leasing the premises to the company on substantially the same terms as the initial lease, or approximately $16,700 per month through 2005.

         In March 2001, the Company's ASI subsidiary extended a lease for office and manufacturing space in Knoxville, Tennessee, effective September 1, 2001 and ending on August 31, 2004. The lease provided for minimum monthly rentals $2,660 through August 31, 2004. Effective December 31, 2002 the Company divested its ASI subsidiary and this lease was assigned to the new owners.

         Rental expense for office space was $299,434 in 2001 and $232,320 in 2002. The total future minimum rental payments required are as follows:

                       2003                             $200,400
                       2004                             $200,400
                       2005                             $200,400
                                                         -------

                       Total                            $601,200
                                                         =======

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


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

         Following is a summary of equipment held under capital leases:

                                                            2002

         Equipment                                       $ 656,216

         Less: accumulated
            depreciation                                  (124,992)
                                                           -------

                                                         $ 531,224
                                                         ==========



         Minimum future lease payments under capital leases as of December 31, 2002 for each of the next five years are as follows:

         2003                                                        $ 240,149
                                                                       -------

         Total minimum lease payments                                  240,149

         Less amounts representing interest                             (8,023)
                                                                       -------

         Present value of net minimum lease payment                  $ 232,126
                                                                       =======


         The interest rate on the capitalized lease is 9.96%.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 11 - INCOME TAXES

         No provision has been made for corporate income taxes due to cumulative losses incurred. The Company has available unrealized tax benefits of approximately $4,335,000 in the form of net operating loss ('NOL') carryforwards of approximately $12,750,000 for federal income tax purposes. If not utilized, the federal NOL's expire at various dates through 2020. Certain changes in stock ownership can result in a limitation in the amount of net operating loss and tax credit carryovers that can be utilized each year as defined in section 382 of the Internal Revenue Code.

         The Company has recognized tax benefits as a deferred tax asset subject to a 100% valuation allowance since it is uncertain whether or not these tax benefits will be realized.

NOTE 12 - NOTES PAYABLE

         At December 31, 2002 the following notes payable are outstanding with the following:


                                     Balance at
                                    December 31,
      Note                             2002         Terms
Bridge note with accrued           $  665,000(1)   This note was extended to August
 interest at 10%                                   2003 and is expected to be repaid from
                                                   equity proceeds during 2003.

Convertible Bridge notes              452,000(1)
 interest at 10% due                 ---------     Due August 2003.


Subtotal                            1,117,000

Due To Related Parties:

Note to Company's Chairman            922,500(1)   Due August 2003 and this note is expected
  interest at 10%                                  to be repaid with from equity proceeds
                                                   during 2003.

Other notes, officers and
  stockholder with interest
  at 10%                               94,136
                                    ---------

Subtotal                            1,016,136
                                    ---------

Total                              $2,039,500
                                    =========

(1) These notes are convertible to shares of the Company's common stock at $.15 per share.

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

The Directors and Executive Officers of the Company as of March 21, 2002 were as follows (address c/o 1160 S. Rogers Circle, Boca Raton, FL. 33487):

Name & Address                  Age        Position

Louis Gleckel, MD               47         Chairman of the Board

Alan Yuster                     53         President and Director

Kenneth A. Brown                63         Secretary and Director

Charles Phillips                54         Director (through November 25, 2002)

William J. Reilly, Esq.         48         Treasurer and Director


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

CHARLES A. PHILLIPS - On November 25, 2002, Mr. Phillips informed the board of directors that he will not stand for re-election as director. He has been a Director of the Company since January 2000 and has been Vice President, Chief Operations Officer and a Director of Quigley Corporation since September 1989. Before his employment with Quigley, Mr. Phillips founded and operated KEB Enterprises, a gold and diamond mining operation that was based in Sierra Leone, West Africa. In addition, Mr. Phillips also served as a technical consultant for Re-Tech, Inc., a company located in Horsham, Pennsylvania, where he was responsible for full marketing and production of a prototype electrical device.

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


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2001 and 2002. (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 2001 and 2002 exceeded $100,000.

ANNUAL COMPENSATION

                                       Deferred
NAME AND POSITION         Salary      Compensation        Warrants         Year
--------------------------------------------------------------------------------
Alan Yuster (1)(2)(3)    $128,330      $43,270            50,000          2002
                         $156,000                        200,000          2001

No Officer or Director of the Registrant received cash compensation for services rendered during calendar year 1999.

(1) 200,000 warrants in November 2000, with a 3 year vesting schedule, at $9.00 per share.

(2) 200,000 warrants in February 2001, with various vesting at $2.25 per share, 200,000 warrants in February 2002 at $1.00.

(3)  $43,269.30 deferred compensation taken in 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of March 21, 2002:

Name and Address of          Position     Amount and Nature of    Percent of
Owner                                     Beneficial Ownership      Class

Louis Gleckel, MD (1)         Chairman        6,957,000(1)(2)(3)    27.59%

Alan Yuster                   President         450,000(2)           1.78%
                              Director

Kenneth Brown                 Secretary,        190,000(2)            .75%
                              Director

Charles Phillips              Director          160,000(2)            .63%

William J. Reilly, Esq.       Treasurer,        390,000(2)           1.55%
                              Director

Bigelow Investments           Shareholder     9,900,000(2)          39.27%
                                             ----------             -----

TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                                  18,047,000             71.57%
                                             ==========             =====

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

(3) Does not include 6,150,000 shares issuable upon convertible feature of 10% interest bearing note due July 1, 2003.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended December 31, 2002 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the two years then ended December 31, 2002, the contents of which commence on Page F-1. The Financial Statements detail the short-term financing and subsequent equity financing provided to the Company by Louis Gleckel, MD, Chairman of the Board of the Company and other investors.

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

                  INVICTA CORPORATION



April 22, 2003    by:/s/ Louis Gleckel
                    -------------------------------------
                    Louis Gleckel, MD
                    Chairman


April 22, 2003  by:/s/ Alan Yuster
                   -------------------------------------
                   Alan Yuster
                   President, Acting CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 22, 2003   by:/s/ Kenneth Brown
                    -------------------------------------
                    Kenneth Brown, Secretary and Director




April 22, 2003    by:/s/ William J. Reilly
                    -------------------------------------
                    William J. Reilly, Treasurer and Director