Form 10QSB
period 2003-03-31
INVICTA CORP
filed 2003-06-09
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2003             Commission File No. 1-16181


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

(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, (561) 995-9980


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

         Yes: / /                           No: /X/



The number of shares outstanding of each of the registrant's classes of common stock as of May 6, 2003 is of one class of $.01 par value common stock was 17,561,798.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)



                                      INDEX


                                                                          Page

PART I  FINANCIAL INFORMATION

     Consolidated Balance Sheet - March 31, 2003                             3

     Consolidated Statements of Operations - Three Months Ended
      March 31, 2002 and 2003 and for the period from January 1, 1998
      (date of reorganization) through March 31, 2003                        4

     Consolidated Statement of Cash Flows - Three Months
      Ended March 31, 2002 and 2003.                                         5

     Notes to the Consolidated Financial Statements                          7

     Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                  12

PART II  OTHER INFORMATION

         Item 1.           Legal Proceedings                                20

         Item 2.           Changes in Securities                            20

         Item 3.           Defaults Upon Senior Securities                  20

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                               20

         Item 5.           Other Information                                20

         Item 6.           Exhibits and Reports on Form 8-K                 20

Signature Page                                                              21

Officer Certifications                                                      22

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)
ASSETS

Current assets
  Cash                                                             $     23,355
  Accounts receivable, net of allowance of $14,000                       54,323
  Inventory                                                             451,790
  Prepaid expenses and other current assets                             185,182
                                                                   ------------

      Total current assets                                              714,650

Fixed assets, net of accumulated depreciation of $578,912             2,730,713

Patents and other intangibles, net of accumulated
  amortization of $1,497,898                                          5,732,956

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,734,163                                            27,000
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $646,795                                    0
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               213,842
                                                                   ------------

      Total other assets                                                348,842
                                                                   ------------

      TOTAL ASSETS                                                    9,527,161
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      941,458
  Accrued expenses                                                      325,923
  Current portion of capital Lease                                      174,163
                                                                   ------------

      Total current liabilities                                       1,441,544


Short term notes expected to be converted
  to or be repaid from equity                                         1,117,000
                                                                   ------------

Other liabilities, related parties                                    1,069,069
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000 shares
    authorized; 17,561,798 issued and outstanding at
    March 31, 2003                                                      175,618
 Additional Paid-In Capital                                          24,974,907
 Stock Subscription Receivable                                          (90,000)
 Deferred compensation                                                  (19,439)
 Treasury Stock                                                        (125,000)
 Retained Deficit Subsequent to Reorganization (1-1-98)             (19,016,537)
                                                                   ------------

      Total Stockholders' Equity                                      5,899,548
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $  9,527,161
                                                                   ============

               See notes to the consolidated financial statements.

                                   INVICTA CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                                              From
                                                                        January 1, 1998
                                                                            (Date of
                                                For the                  Reorganization)
                                           Three Months Ended                  to
                                                 March 31,                  March 31,
                                           2002            2003                2003
                                       ------------    ------------        ------------
                                       (Restated)                            (Restated)
Total Revenue                          $     39,064    $     15,935        $    261,378
                                       ------------    ------------        ------------

Direct Operating Expenses
 Direct operating expenses                   26,020          16,232             144,839
 Research and development                   164,018          55,869             930,858
 Selling, general and administrative
  expenses (including bad debts of
  $4,000 $0 and $63,651
  and non-cash charges for
  common stock and warrant
  compensation of $8,334, $8,334
  and $4,429,924,  respectively             436,399         247,660          11,845,790
 Depreciation and amortization              184,339         200,316           1,880,843
                                       ------------    ------------        ------------

   Total direct operating expenses          810,776         520,077          14,802,330
                                       ------------    ------------        ------------


Loss from operations before other
  operating income and expense             (771,712)       (504,142)        (14,540,953)
                                       ------------    ------------        ------------
Other income (expense)
 Interest and dividend income                 4,574           2,358              23,204
 Interest expense                           (40,457)        (52,008)           (409,594)
 Minority interest loss in
  unconsolidated subsidiary                  (7,830)           --              (125,119)
 Reserve for decline in value of
  investments                                  --              --            (2,558,590)
                                       ------------    ------------        ------------

   Total other operations income (expense)  (43,713)        (49,650)         (3,070,098)
                                       ------------    ------------        ------------

Less on continuing operatins before
  income taxes                             (815,425)       (553,793)        (17,611,051)

Loss on discontinued operations, net
  of income taxes of $0                     (58,833)           --            (1,405,486)
                                       ------------    ------------        ------------

Provision for taxes                            --              --                  --
                                       ------------    ------------        ------------

   Net (Loss)                          $   (874,258)   $   (553,793)       $(19,016,537)
                                       ============    ============        ============

Net loss per share from :

   Continuing Operations               $      (.06)    $       (.03)
                                       ============    ============
   Discontinued Operations             $      (.01)    $        --
                                       ============    ============
   Net loss per share                  $      (.07)    $       (.03)
                                       ============    ============
Weighted average shares outstanding
 Basic and diluted                       14,193,910      17,381,798
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

                                            4

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            For the
                                                       Three Months Ended
                                                            March 31,
                                                       2002            2003
                                                    -----------     -----------
                                                    (Restated)
Cash Flows provided by Continuing
 Operating Activities:
 Net (loss)                                         $  (815,425)    $  (553,793)
 Adjustments from conginuing operations
  to reconcile net loss to cash provided
  by operating activities:
 Bad Debts                                                4,000            --
 Expense paid by issuance of common stock
  and warrants                                            8,334           8,334
 (Income)Loss from unconsolidated subsidiary              7,830            --
 Depreciation and amortization                          184,339         200,316
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable               6,197         (36,850)
 (Increase) in other assets                             (16,612)        (45,787)
 (Increase) in inventory                                (92,855)           --
 Increase in accounts payable and
  accrued expenses                                      309,203         297,334
                                                    -----------     -----------

Net cash (used in) continuing operating
  activities                                           (404,989)       (130,446)

Net cash (used In) Investing Activities:
 Acquisition of fixed assets                           (408,777)           --
                                                    -----------     -----------

Net cash (used in) investing activities                (408,777)           --
                                                    -----------     -----------

Cash Flows From (Used) In Financing
 Activities:
 Proceeds from notes                                    170,000         100,000
 Payment on notes                                      (251,500)        (50,000)
 Payment on bank debt                                      --              --
 Proceeds from the issuance of
  convertible preferred stock                              --              --
 Proceeds from the issuance of
   common stock                                       1,030,000            --
 Cash acquired in acquisitions                             --
 Payment on capital lease obligations                   (46,540)        (87,641)
 Repurchase of common stock                                --              --
                                                    -----------     -----------

Net cash from financing activities                      901,960         (37,641)
                                                    -----------     -----------

Cash Flows (used in) Discontinued
  Operating Activities                                  (28,653)           --
                                                    -----------     -----------

Net increase (decrease) in cash                          59,541        (168,087)
Cash, beginning of period                                99,996         191,442
                                                    -----------     -----------

Cash, end of period                                 $   159,507     $    23,355
                                                    ===========     ===========


               See notes to the consolidated financial statements.

                      INVICTA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED

NOTE A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Invicta Corporation (the "Company") was originally incorporated under the laws of the State of Delaware on January 10, 1989 as Portfolio Publishing, Inc.. The primary business of Invicta is to design, develop, manufacture and market high quality prescriptionable sunglass lens and eyewear products. Presently the Company has limited operations and management is focusing on negotiating a co-venturer to market the Company's product or otherwise license the Company's technology for a gain.

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS - The Company has recorded losses since the reorganization effective January 1, 1998 totaling $19,016,538. The Company has a working capital deficit of $726,894 at March 31, 2003 and has recorded nominal operating revenue from its continuing operations since the reorganization totaling $19,016,538, primarily from the sale of test orders of the first and second version of its flagship product. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of its products, and (3) successfully implement its plans to market its products and ultimately generate revenue producing operations. The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following: 1. Raise additional working capital by either borrowing or through the issuance of equity, or both; 2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with a strategic co-venturer in the optical industry. 3. Commence revenue producing activities on such a scale that will reduce the overhead burden until ultimately profitability may be attained. Management believes that actions presently being taken, including the consideration of co-venturing with an appropriate optical partner, provide the company with the opportunity to complete the Company's development stage through the successful production of and marketing of the Company's product line with associative distribution and revenue sharing agreements, and ultimately attain sufficient revenue thereon to support operations. However, there can be no assurance that Invicta Corporation will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, they o not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True- Lite, Inc., effective May 1, 2000, and Biz Auctions, Inc., effective July 31, 2000. Inter-company transactions and balances have been eliminated in consolidation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2002.

                      INVICTA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED



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

                      INVICTA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED

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

NOTE B. RELATED PARTY TRANSACTIONS

Through December 2002, the Company's chairman lent the Company $922,500 and during the quarter ended March 31, 2003 he lent an additional $100,000, with interest at 10%. At March 31, 2003 the balance due on this debt is $1,110,763 which is expected to be repaid during 2003. The Company recorded $23,519 interest expense for the quarter ended March 31, 2003. Included in accrued expenses is $88,263 of unpaid interest to the Chairman at March 31, 2003. A company the chairman is affiliated with participated in a private placement and received 2,200,000 shares of common stock and warrants to purchase 4,400,000 shares of common stock pursuant to the terms of the placement.

                      INVICTA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED


In July, 2002, the Company notified its landlord that the Company had assigned its purchase option to buy its corporate headquarters to an investment group controlled by the Chairman of the Company. The assignment has been approved by the Board of Directors due to the Company's limitations on financial resources to acquire the property prior to the expiration of the option, and in partial consideration for loan guarantees and unsecured loans made to the Company by the Chairman. The purchase transaction was completed in September 2002, and the Company has entered into a new long-term lease on substantially the same terms as the previous lease with an unaffiliated landlord.

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES AT COST

At March 31, 2003, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of reserve. These companies are privately held and although both contemplated completing an initial public offering some other form of a capital event or risk investment financing, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public alternative financing information is available at this time.

Effective January 6, 2000, the Company acquired a 40% interest in Sunrise Entertainment, Inc. for a total of 840,000 shares of the Company's common stock, and other consideration for the acquisition and 600,000 shares of the Company's common stock for assistance with completion of the "Itchykoo" project, valued at a total of $1,764,414. Sunrise is a privately held company. This investment is accounted for using the equity method.

At December 31, 2000, management reserved $220,000 for decline in the value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment to reduce the carrying value of these investments, due to managements estimate of the detrimental effect to these entities ability to raise capital and implement their business plansas a result of conditions in the equity markets; the Company's focus of management's attention and working capital on its eyewear business and the review of expected net realizable assets pursuant to SFAS 121, "Accounting for Long-Lived Assets" without further investment.

At December 31, 2002, the Company had recorded an additional $201,795, for decline in the value of the investment in Sunrise Entertainment, Inc.

NOTE D. PURCHASE OF SUBSIDIARIES AND INTANGIBLE ASSETS

EYE AMERICA, INC.

On January 31, 2000, the Company issued 1,925,000 shares of its common stock and other cash consideration, as amended, in exchange for all of the issued and outstanding shares of Eye America, Inc., (formerly Chemko), a Florida corporation. The transaction is an acquisition accounted for as a purchase of Eye America, Inc. pursuant to APB 16. The excess (approximately $6,687,635) of the total acquisition cost over the recorded value of assets acquired was allocated to technology as patents and is being amortized over sixteen years effective January 31, 2000. Pursuant to the agreement of merger, Eye America, Inc. has become a wholly owned subsidiary.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED



DISCONTINUED OPERATIONS:

ACTION SERVICES, INC. AND BIZ AUCTIONS, INC.

Effective June 30, 2002, the Company discontinued operations of its Biz Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller and effective December 31, 2002 the Company divested itself of the ASI subsidiary and reacquired 100,000 shares from the original seller. These subsidiaries were accounted for as discontinued operations in the the December 31, 2002 year end financial statements and the March 31, 2002 financial statements have been restated to reflect the divestiture and discontinuation of these subsidiaries.

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

Utilization of net operating losses generated through March 31, 2003 may be limited due to changes in ownership as defined in Section 382 of the Internal Revenue Code.

NOTE F. INVENTORY RESERVE AND VALUATION ALLOWANCE

The Company carries its inventory at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists mainly of materials and components required to manufacture partially assembled products and finished inventory of the Company's Solera TM product line. In determining the lower of cost or market, the Company periodically reviews and estimates a valuation allowance to reserve for technical obsolescence and marketability. The allowance represents management's assessment and reserve for the technical obsolescence as well as a reserve for marketability based upon current prices and the overall demand for the individual inventory items. Material changes in either the technical standards of future generations of eyeware or the manufacturing process for the same could affect the estimates and assumptions resulting in the amounts reported. Actual results could differ from these estimates.

Inventory consists mainly of the following at March 31, 2003.

         Raw materials                                    $ 169,419
         Work in progress                                    58,920
         Finished goods                                     285,051
                                                            -------

            Total                                           513,390

         Less: Reserve for Obsolescence                     (61,600)
                                                            -------

         Net Inventory and Valuation Allowance            $ 451,790
                                                            =======

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002 (Restated to Segregate Discontinued Operations)

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

         The Company reported a net loss of $553,793 for the three months ended March 31, 2003, (the entire loss is attributed to continuing operations) on continuing revenues of $15,935 as compared to a loss of $874,258, of which $58,833 of the loss in 2002 was attributed to discontinued operations; and $815,425 was from continuing operations revenues of $39,064 during the three months ended March 31, 2002.

         This represents a loss per share of $(.03) on continuing operations during the current three months ended March 31, 2003, (all attributed to continuing operations), as compared to a loss per share of $(.06) per share for restated continuing operations and (.01) per share for discontinued operations for the three months ended March 31, 2002. The total net loss per share of ($.06) on continuing operations, as restated, for the quarter ended March 31, 2002 was ($.07).

         Selling and administrative expenses were $247,660 for the three months ended March 31, 2003 as compared to $436,399 during the same period in 2002. This year to year decrease represents the reduction of marketing expenses and full time employees in addition to the reduction of administrative expenses. In May 2003, the Company laid-off the majority of its remaining administrative and production staff in an effort to further reduce costs. Management plans to increase staff when product and manufacturing orders are received.

         Direct costs for the three months ended March 31, 2003 of $16,232 represented 102% of revenue, as compared to $26,020 which represented 66% of revenue for the three months ended March 31, 2002, and include the cost of the limited products sold during these periods and may not be indicative of future margins.

         Research and development expenses in the three months ended March 31, 2003 totaled $55,869, as compared to $164,018 in 2002, and represents costs the Company incurred developing and producing prototypes of its Solera (R) product line in both periods and test runs of equipment that has been installed at the new factory, primarily during 2002. The Company plans to further curtail research and development costs until product and manufacturing orders are received.

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

         The Company has completed the research and development phase for its Solera (R) product line, and is poised to deliver multiple combinations of prescriptionable, non-prescriptionable and multi-colored lenses to a variety of customers, including frame manufacturers, designers with proprietary sunglass lines and optical chains. The dexterity of style, together with its design and the Company's capability to deliver efficient mass and customized production runs of the Solera(R) product line presents the Company's greatest opportunity for 2003 and future years.

         However, due to cash-flow constraints resulting from the lack of orders for the Solera (R) products, management of the Company has discontinued its research and development program and curtailed its manufacturing operations until such time as it received sufficient orders which would require a start-up of its production line. The lay-off of its employees who had been involved in these activities should immediately reduce the Company's operating losses and allow for a concentration of effort on marketing the Company's products and/or licensing if its technology.

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

         During 2002 the Company's new factory has become operational. The Company's new state-of-the-art manufacturing facility in Boca Raton, FL. has increased the capacity of the Company to produce, market and service its products dramatically. The Company anticipates that the new facility will provide a significant increase in the Company's "large order" capabilities and increase manufacturing capacity for the calendar year 2003.

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

CURRENT STATUS

         In May, 2003, the Company instituted a lay off of its full time employees, offering a voluntary recall when and if material manufacturing orders are obtained by the Company. The Company's management is concentrating its effort on marketing the Company's projects and/or licensing its technology.


CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2003 the Company had a working capital deficit of $726,894 as compared to a working capital deficit of $438,930 at December 31, 2002. Since January 1998 (Date of Reorganization), the Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes and has development stage losses which total $19,016,538. The independent accountants' report for the periods ended December 31, 2002 raises substantial doubt about the Company's ability to continue as a going concern.

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

         During 2002 and the current period ended March 31, 2003, cash used in continuing operating activities consisted of the net loss, offset by depreciation and amortization, expenses paid with stock and warrants and an increase in accounts payable and accrued expense; additionally, cash used in continuing operations was offset by reductions in accounts receivable, deposits and other assets.

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

RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

THE COMPANY IS A DEVELOPMENT STAGE COMPANY

         The Company remains in the development stage, as it has not yet successfully commenced planned commercial operations of its new factory to deliver a full range of prescriptive lenses. Since inception, the Company has been engaged principally in the development of its patents. Therefore, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered in light of the risk, uncertainties expenses, delays and difficulties associated with the establishment of a new business in the competitive lenswear industry, as well as those risks encountered in the shift development to commercialization of new technology and products or services based upon such technology.

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

THE COMPANY'S BUSINESS WOULD BE SERIOUSLY IMPAIRED IF ITS RIGHTS IN THE INVICTA VISION (EYEAMERICA) TECHNOLOGY ARE COMPROMISED IN ANY WAY

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

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF DEVELOPMENT STAGE COMPANIES WHEN TECHNOLOGY HAS YET TO BE ACCEPTED BY THE MARKET

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

The Company is presently defending an Adversary Proceeding brought by the Trustee in Bankruptcy of HostLogic, Inc. and HostLogic America, Inc. against EyeAmerica, Inc., a subsidiary of the Company, for compensatory damages of $315,651.49 allegedly due and owing pursuant to a data services and management information systems contract. The Company has asserted several affirmative defenses including the failure of HostLogic to render any services or provide any equipment to the Company, and believes that it has a meritorious defense to this proceeding. [IN RE : HOSTLOGIC INC. & HOSTLOGIC AMERICA, INC. vs. HERBERT
B. GOETZ, et al.; U.S. Bankruptcy Court, Southern District of Florida; Case Nos. 01-30855 & 01-30856, Adv. No. 03-3039 BKC-SHF-A].

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

                  INVICTA CORPORATION


June 4, 2003     by: /s/ Louis Gleckel
                 -----------------------------
                 Louis Gleckel, MD
                 Chairman of the Board

June 4, 2003     by: /s/ Alan Yuster
                 -----------------------------
                 Alan Yuster
                 President and Acting CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 4, 2003     by: /s/ Kenneth Brown
                 -----------------------------
                 Kenneth Brown, Secretary and Director


June 4, 2003     by: /s/ William J. Reilly
                 -----------------------------
                 William J. Reilly, Treasurer and Director

                                  CERTIFICATION

I, Louis Gleckel, MD, Chairman of the Board, certify that:

     1. I have reviewed this Quarterly report on Form 10-QSB of Invicta Corp., Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: June 4, 2003


by: /s/ Louis Gleckel
----------------------------------------
Louis Gleckel, MD, Chairman of the Board

                                  CERTIFICATION

I, Alan Yuster, President and Acting CFO certify that:

     1. I have reviewed this Quarterly report on Form 10-QSB of Invivta Corp., Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: June 4, 2003


by: /s/ Alan Yuster
-------------------------------------
Alan Yuster, President and Acting CFO