Form 10QSB
period 2003-06-30
INVICTA CORP
filed 2003-09-25
CIK 847467

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 2003                 Commission File No. 1-16181

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

Yes: / / No: /X/

The number of shares outstanding of each of the registrant's classes of common stock as of August 14, 2003 is of one class of $.01 par value common stock was 17,561,798.

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

                                                                            Page

PART I FINANCIAL INFORMATION

Consolidated Balance Sheet - June 30, 2003                                   3

Consolidated Statements of Operations - Three Months
  Ended June 30, 2002 and 2003 and for the period from
  January 1, 1998 (date of reorganization) through June 30, 2003             4

Consolidated Statements of Operations - Six Months Ended
  June 30, 2002 and 2003 and for the period from January 1, 1998
  (date of reorganization) through June 30, 2003                             5

Consolidated Statement of Cash Flows - Six Months
  Ended June 30, 2002 and 2003.                                              6

Notes to the Consolidated Financial Statements                               7

Management's Discussion and Analysis of Financial
  Conditions and Results of Operations                                      14

PART II OTHER INFORMATION

         Item 1.           Legal Proceedings                                23

         Item 2.           Changes in Securities                            24

         Item 3.           Defaults Upon Senior Securities                  24

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                               24

         Item 5.           Other Information                                24

         Item 6.           Exhibits and Reports on Form 8-K                 24

Signature Page                                                              25

Officer Certifications                                                      26

                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)
      ASSETS

Current assets
  Cash                                                             $      9,223
  Accounts receivable, net of allowance of $14,000                       19,374
  Inventory                                                             451,790
  Prepaid expenses and other current assets                             103,867
                                                                   ------------

      Total current assets                                              584,254

Fixed assets, net of accumulated depreciation of $854,041             2,455,584

Patents and other intangibles, net of accumulated
  amortization of $1,621,585                                          5,609,269

OTHER ASSETS
Investment in unconsolidated subsidiary, equity method,
  net of reserve for decline in value and cumulative
  share of loss of $1,737,414                                            27,000
Investment in entertainment assets, at cost, net of
  reserve for decline in value of $646,795                                 --
Investments, at cost, net of reserve for decline in
  value of $299,500                                                     108,000
Deposits and other assets                                               210,591
                                                                   ------------

      Total other assets                                                345,591
                                                                   ------------

      TOTAL ASSETS                                                    8,994,698
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                      959,051
  Accrued expenses                                                      324,648
  Current portion of capital lease                                      174,163
                                                                   ------------

      Total current liabilities                                       1,457,861

Short term notes expected to be converted
  to or be repaid from equity                                         1,117,000
                                                                   ------------

Other liabilities, related parties                                    1,221,858
                                                                   ------------

Stockholders' Equity
  Common Stock, $.01 par value, 50,000,000 shares authorized;
    17,561,798 issued and outstanding at June 30, 2003                  175,618
  Additional Paid-In Capital                                         24,973,907
  Stock Subscription Receivable                                         (90,000)
  Deferred compensation                                                  (2,771)
  Treasury Stock                                                       (125,000)
  Retained Deficit Subsequent to Reorganization (1-1-98)            (19,724,775)
                                                                   ------------

      Total Stockholders' Equity                                      5,206,979
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $ 8,994,698
                                                                   =============


See notes to the consolidated financial statements.

                                   INVICTA CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                                               From
                                                                          January 1, 1998
                                                                             (Date of
                                                      For the             Reorganization)
                                                Three Months Ended              to
                                                       June 30,               June 30,
                                                2002            2003            2003
                                            ------------    ------------    ------------
                                               (Restated)
Total Revenue                               $     26,675    $       --      $    261,378
                                            ------------    ------------    ------------

Direct Operating Expenses
 Direct costs                                     78,076           1,276         146,115
 Research and development                        132,640          23,260         954,118
 Selling, general and administrative
  expenses (including bad debts of
  $4,000,$0 and $63,651 and non-cash
  charges for common stock and warrant
  compensation of $8,334, $8,334
  and $4,438,258, respectively)                  451,623         234,616      12,080,406
 Depreciation and amortization                   242,150         200,316       2,081,159
                                            ------------    ------------    ------------

   Total direct operating expenses               904,489         459,468      15,261,798
                                            ------------    ------------    ------------

Loss from operations before other
  operating income and expense                  (877,814)       (459,468)    (15,000,420)
                                            ------------    ------------    ------------

Other income (expense)
 Interest and dividend income                      6,468           1,516          24,720
 Interest expense                                (50,323)        (51,786)       (461,380)
 Minority interest loss in
  unconsolidated subsidiary                         --              --          (125,119)
 Impairment in value of investments
  and long lived assets                         (630,675)       (198,500)     (2,757,090)
                                            ------------    ------------    ------------

   Total other operating income (expense)       (674,530)       (248,770)     (3,318,869)
                                            ------------    ------------    ------------

Loss from continuing operations,
     before income taxes                      (1,552,344)       (708,238)    (18,319,289)

Loss on discontinued operations                   37,098            --        (1,405,486)

Provision for taxes                                 --              --              --
                                            ------------    ------------    ------------

   Net (Loss)                               $ (1,515,246)   $   (708,238)   $(19,724,775)
                                            ============    ============    ============
  Per share Data:

Loss per share-continuing operations                        $      (0.10)   $      (0.04)
                                                            ============    ===========

Loss per share-discontinuing operations                     $        --     $     --
                                                            ============    ===========

Net loss per share                                          $      (0.10)   $      (0.04)
                                                            ============    ===========

Weighted average shares outstanding
 Basic and diluted                                            15,100,239      17,561,798
                                                            ============    ===========

See notes to the consolidated financial statements.

                                        4

                                   INVICTA CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                       (Unaudited)

                                                                                From
                                                                          January 1, 1998
                                                                              (Date of
                                                         For the           Reorganization)
                                                   Six Months Ended               to
                                                       June 30,                June 30,
                                                  2002            2003           2003
                                              ------------    ------------    ------------
                                               (Restated)
Total Revenue                                 $     65,739    $     15,935    $    261,378
                                              ------------    ------------    ------------

Direct Operating Expenses
 Direct operating expenses                         104,096          17,508         146,115
 Research and development                          296,658          79,129         954,118
 Selling, general and administrative
  expenses (including bad debts of $4,000,
  $0 and $63,651 and non-cash charges
  for common stock and warrant compensation
  of $16,668, $16,668
  and, $4,438,258, respectively)                   888,022         482,276      12,080,406
 Depreciation and amortization                     426,489         400,632       2,081,159
                                              ------------    ------------    ------------

   Total direct operating expenses               1,715,265         979,545      15,261,798
                                              ------------    ------------    ------------

Loss from operations before other
  income and expense                            (1,649,526)       (963,610)    (15,000,420)

Other income (expense)
 Interest and dividend income                       11,042           3,874          24,720
 Interest expense                                  (90,780)       (103,794)       (461,380)
 Minority interest loss in
  unconsolidated subsidiary                         (7,830)           --          (125,119)
 Impairment in value of investments
  and long lived assets                           (630,675)       (198,500)     (2,757,090)
                                              ------------    ------------    ------------

   Total other operating income (expense)         (718,243)       (298,420)     (3,318,869)
                                              ------------    ------------    ------------

Loss from continuing operations,
     before income taxes                        (2,367,769)     (1,262,030)    (18,319,289)

Loss on discontinued operations                    (21,735)           --        (1,405,486)

Provision for taxes                                   --              --              --
                                              ------------    ------------    ------------

   Net (Loss)                                 $ (2,389,504)     (1,262,030)   $(19,724,775)
                                              ============    ============    ============


 Per share Data:

Loss per share-continuing operations          $      (0.16)   $      (0.07)
                                              ============    ============

Loss per share-discontinuing operations       $       --      $       --
                                              ============    ============

Net loss per share                            $      (0.16)   $      (0.07)
                                              ============    ============

Weighted average shares outstanding
 Basic and diluted                              15,100,239      17,472,296
                                              ============    ============

See notes to the consolidated financial statements.

                                            5


                               INVICTA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   For the
                                                               Six Months Ended
                                                                   June 30,
                                                             2002            2003
                                                         -----------    -----------
                                                         (Restated)
Cash Flows provided by Continuing
 Operating Activities:
 Net (loss)                                              $(2,401,429)   $(1,262,030)
 Adjustments from continuing operations
  to reconcile net loss to cash provided
  by operating activities:
 Bad Debts                                                     4,000           --
 Expense paid by issuance of common stock
  and warrants                                                16,668         16,668
  Reserve for impairments                                    630,675        198,500
 (Income)Loss from unconsolidated                              7,830           --
 Depreciation and amortization                               460,209        400,632
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable                   69,528         (1,901)
 (Increase) in other assets                                  (48,459)        35,528
 (Increase) in inventory                                      16,784           --
 Increase in accounts payable and accrued expenses           202,540        326,216
                                                         -----------    -----------

      Net cash (used in) continuing operating
        activities                                        (1,041,654)      (286,387)
                                                         -----------    -----------

Net cash (used In) Investing Activities:
 Acquisition of fixed assets                                (416,795)          --
                                                         -----------    -----------

      Net cash (used in) investing activities               (416,795)          --
                                                         -----------    -----------

Cash Flows From (Used) In Financing Activities:
 Proceeds from notes                                         305,000        241,809
 Payment on notes                                           (251,500)       (50,000)
 Proceeds from the issuance of common stock                1,475,000           --
 Payment on capital lease obligations                       (126,991)       (87,641)
                                                         -----------    -----------

      Net cash from financing activities                   1,401,509        104,168
                                                         -----------    -----------

Cash Flows (used in) Discontinued Operating Activities       (10,509)          --
                                                         -----------    -----------

Net increase (decrease) in cash                              (67,449)      (182,219)

Cash, beginning of period                                     99,996        191,442
                                                         -----------    -----------

Cash, end of period                                      $    32,547    $     9,223
                                                         ===========    ===========

See notes to the consolidated financial statements.

                                        6

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

LOSSES DURING THE DEVELOPMENT STAGE AND MANAGEMENT PLANS - The Company has recorded losses since the reorganization effective January 1, 1998 totaling $19,724,775. The Company has a working capital deficit of $873,607 at June 30, 2003 and has recorded nominal operating revenue from its continuing operations since the reorganization totaling $261,378, primarily from the sale of test orders of the first and second version of its flagship product. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital or otherwise obtain financing including debt and or renegotiation of existing debt terms in the near term to:

     (1.) satisfy its current obligations, including a forbearance agreement with its landlord

     (2.) continue its development of its products, and

     (3.) commence implementation its plans to market its products and ultimately generate revenue producing operations. The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2003 and to continue its development and commercialization efforts.

Management's plans in this regard include, but are not limited to, the following:

     (1.) The company is presently in negotiations to: a.) Form an alliance with a strategic co-venturer in the optical industry, as an equity partner or co-licencing producer of the company's product line or otherwise capitalize on its technology with the assistance of a more senior company in the optical industry, or;

          b.)co-venture the company's product line-the patented Solera (R) lenses, and patented manufacturing process with a more senior company in the personal products industry which seeks to enter the optical industry with an existing base of proprietary products.

     (2.) Negotiate terms with existing trade creditors and strategic vendors, including the Company's landlord; or otherwise raise additional working capital by either borrowing or through the issuance of equity, or a combination thereof.

     (3.) Commence revenue producing activities on such a scale that will reduce the overhead burden until ultimately profitability may be attained.



Management believes that actions presently being taken, including the consideration of co-venturing with an appropriate optical partner, provide the company with the opportunity to complete the Company's development stage through the successful production of and marketing of the Company's product line with associative distribution and revenue sharing agreements, and ultimately attain

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition, including Eye America, Inc., effective January 31, 2000, True-Lite, Inc., effective May 1, 2000, and Biz Auctions, Inc., effective July 31, 2000. Inter-company transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company annual report on form 10-KSB for the year ended December 31, 2002.

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

LOSS PER COMMON SHARE, BASIC AND DILUTED - The Company accounts for net loss per common share in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" ("EPS"). SFAS No. 128 reflects the potential dilution that could occur if securities or other contracts to issue common stock, which in the case of the Company includes outstanding warrants and options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.. Loss per share are based on the weighted average shares outstanding for all periods presented giving retroactive recognition for reverse stock split of 1 share for each 50 shares held on August 1, 1998 and the stock dividend in July, 1991 of 917,482 shares for both periods presented.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38, "Accounting for Pre- acquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Invicta Corporation commencing with its 2002 fiscal year. Invicta Corporation is currently evaluating the impact these statements will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long- lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in beginning with the fiscal year ended December 31, 2003 without significant effect on the consolidated financial statements.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE B. RELATED PARTY TRANSACTIONS

Through December 2002, the Company's chairman lent the Company $922,500 and during the six months ended June 30, 2003 he lent an additional $242,000, with interest at 10%. At June 31, 2003 the balance due on this debt is $1,129,309 which is expected to be repaid during 2003. The Company recorded $25,492 interest expense for the quarter ended June 30, 2003. Included in accrued expenses is $113,755 of unpaid interest to the Chairman at June 30, 2003. A company the chairman is affiliated with participated in a private placement and received 2,200,000 shares of common stock and warrants to purchase 4,400,000 shares of common stock pursuant to the terms of the placement.

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

Dependence on Landlord and Forbearance Agreement

In August 2003, effective for arrearages through April 1, 2003 and to cure defaults thereafter and stay further collection efforts through November 30, 2003, the Company has entered into a forbearance agreement with its landlord, a related party, an investment group controlled by the Company's chairman.

1. The Company can defer current rent payments of $ 16,700 per month and cumulative amounts outstanding arrearages totaling approximately $ 195,432 through June 30, 2003 and $ 228,832 as of August 31, 2003.

2. The Company will negotiate, in good faith, and keep the landlord apprised during the forbearance period on a monthly basis through at least November 30, 2003, for the:

          a. Potential transaction whereby the Company would enter into a joint venture agreement with an existing senior manufacturer and/or distributor in the optical industry; or a senior manufacturer and/or distributor of health care products which desires to develop a product in the optical industry, or

          b. The outright sale of the Company's technology, production process, factory contents and assignment of its factory lease, or

          c. Some combination of the above, or other capital event, whereby the Company can cure its arrearages and defaults with its landlord and to continue as a going concern.

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE C. INVESTMENTS IN UNCONSOLIDATED ENTITIES AT COST

At June 30, 2003, the Company's investments in WhyWait.com F/K/A Docunet, Inc. and Linuxlabs, Inc. are carried at cost, net of reserve. These companies are privately held and although both contemplated completing an initial public offering some other form of a capital event or risk investment financing, no quoted market for their common or preferred stock is available. Additionally, both WhyWait.com and Linuxlabs have a limited operating history and no public alternative financing information is available at this time.

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

At December 31, 2000, management reserved $220,000 for decline in the value of its investment in Linuxlabs, Inc., $79,500 of its investment in WhyWait.com, Inc. and $1,274,000 of its investment in Sunrise Entertainment to reduce the carrying value of these investments, due to managements estimate of the detrimental effect to these entities ability to raise capital and implement their business plans as a result of conditions in the equity markets; the Company's focus of management's attention and working capital on its eyewear business and the review of expected net realizable assets pursuant to SFAS 121, "Accounting for Long-Lived Assets" without further investment.

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

                      INVICTA CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

DISCONTINUED OPERATIONS:

ACTION SERVICES, INC. AND BIZ AUCTIONS, INC.

Effective June 30, 2002, the Company discontinued operations of its Biz Auctions, Inc. subsidiary, reverting certain assets and liabilities to the original seller and effective December 31, 2002 the Company divested itself of the ASI subsidiary and reacquired 100,000 shares from the original seller. These subsidiaries were accounted for as discontinued operations in the December 31, 2002 year end financial statements and the March 31, 2002 financial statements have been restated to reflect the divestiture and discontinuation of these subsidiaries.

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

Inventory consists of the following at June 30, 2003.
         Raw materials                                               $ 169,419
         Work in progress                                                8,500
         Finished goods                                                335,417
                                                                       -------
               Total                                                 $ 513,390
         Less: Reserve for Obsolescence                                (61,600)
                                                                       -------

      Net Inventory and Valuation Allowance                          $ 451,790
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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

The disclosures included in this Form 10-KSB, incorporated documents included by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expects", "very satisfactory", "confident" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-KSB and other matters detailed from time-to-time in the Company's Securities and Exchange filings, including the Company's periodic filings on Form 10-QSB and Form 10- KSB.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2003 (Restated to Segregate Discontinued Operations)

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

The Company reported a net loss of $1,515,246 for the three months ended June 30, 2002, of which a gain of $37,098 of the loss in 2002 was attributed to discontinued operations, on continuing revenues of $26,675 as compared to a loss of $708,238 (the entire loss is attributed to continuing operations, on revenues of $0 during the three months ended June 30, 2003.

This represents a loss per share of $(.10) for restated continuing operations and a gain per share of $.002 for discontinued operations for the three months ended June 30, 2002, as compared to a loss per share of $(.04) per share for the three months ended June 30, 2003.

Selling and administrative expenses were $451,623 for the three months ended June 30, 2002 as compared to $234,616 during the same period in 2003. This year to year decrease represents the reduction of marketing expenses and full time employees in addition to the reduction of administrative expenses. In May 2003, the Company laid-off the majority of its remaining administrative and production staff in an effort to further reduce costs. Management plans to increase staff when product and manufacturing orders are received.

Direct costs for the three months ended June 30, 2002 of $78,076 represented 292% of revenue, as compared to $1,276 which represented 1,276% of revenue for the three months ended June 30, 2003, and include the cost of the limited products sold during these periods and may not be indicative of future margins.

Research and development expenses in the three months ended June 03, 2002 totaled $132,640, as compared to $23,260 in 2003, and represents costs the Company incurred developing and producing prototypes of its Solera (R) product line in both periods and test runs of equipment that has been installed at the new factory, primarily during 2002. The Company plans to further curtail research and development costs until product and manufacturing orders are received.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2003 (Restated to Segregate Discontinued Operations)

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

The Company reported a net loss of $2,389,504 for the six months ended June 30, 2002, of which $21,735 of the loss in 2002 was attributed to discontinued operations, on continuing revenues of $65,739 as compared to a loss of $1,262,030 (the entire loss is attributed to continuing operations, on revenues of $15,935 during the three months ended June 30, 2003.

This represents a loss per share of $(.15) for restated continuing operations and $( ) per share for discontinued operations for the three months ended June 30, 2002, as compared to a loss per share of $(.07) per share for the three months ended June 30, 2003. The total net loss per share of $(.16) on continuing operations, as restated, for the quarter ended June 30, 2002 was $(.15).

Selling and administrative expenses were $888,022 for the six months ended June 30, 2002 as compared to $482,276 during the same period in 2003. This year to year decrease represents the reduction of marketing expenses and full time employees in addition to the reduction of administrative expenses. In May 2003, the Company laid-off the majority of its remaining administrative and production staff in an effort to further reduce costs. Management plans to increase staff when product and manufacturing orders are received.

Direct costs for the six months ended June 30, 2002 of $104,096 represented 158$% of revenue, as compared to $17,508 which represented 110% of revenue for the three months ended June 30, 2003, and include the cost of the limited products sold during these periods and may not be indicative of future margins.

Research and development expenses in the six months ended June 30, 2002 totaled $296,658, as compared to $79,129 in 2003, and represents costs the Company incurred developing and producing prototypes of its Solera (R) product line in both periods and test runs of equipment that has been installed at the new factory, primarily during 2002. The Company plans to further curtail research and development costs until product and manufacturing orders are received.

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

However, due to cash-flow constraints resulting from the lack of orders for the Solera (R) products, management of the Company has discontinued its research and development program and curtailed its manufacturing operations until such time as it received sufficient orders which would require a start- up of its production line. The lay-off of its employees who had been involved in these activities should immediately reduce the Company's operating losses and allow for a concentration of effort on marketing the Company's products and/or licensing if its technology. These actions, which were undertaken during the second quarter of 2003, have significantly decreased the overhead costs incurred by the Company as it continues to either license its proprietary technology or establish markets for its products.

In August 2003, effective for arrearages through April 1, 2003 and to cure defaults thereafter and stay further collection efforts through November 30, 2003, the Company has entered into a forbearance agreement with its landlord, a related party, an investment group controlled by the Company's chairman.


1. The Company can defer current rent payments of $ 16,700 per month and cumulative amounts outstanding arrearages totaling approximately $ 195,432 through June 30, 2003 and $ 228,832 as of August 31, 2003.

2. The Company will negotiate, in good faith, and keep the landlord apprised during the forbearance period on a monthly basis through at least November 30, 2003, for the:

          a. Potential transaction whereby the Company would enter into a joint venture agreement with an existing senior manufacturer and/or distributor in the optical industry; or a senior manufacturer and/or distributor of health care products which desires to develop a product in the optical industry, or

          b. The outright sale of the Company's technology, production process, factory contents and assignment of its factory lease, or

          c. Some combination of the above, or other capital event, whereby the Company can cure its arrearages and defaults with its landlord and to continue as a going concern.

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

During 2002 the Company's new factory became operational, but to date no significant production has taken place. The Company's new state-of-the-art manufacturing facility in Boca Raton, FL has increased the capacity of the Company to produce, market and service its products dramatically. The Company anticipates that the new facility will provide a significant increase in the Company's "large order" capabilities and increase manufacturing capacity should markets for the Company's product line develop.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock- based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value- based method, as defined, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146.The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

SEASONALITY

Management believes that seasonality has had no material effect on operations, nor should it have a material effect on 2003 results.

CURRENT STATUS

In May, 2003, the Company instituted a lay off of its full time employees, offering a voluntary recall when and if material manufacturing orders are obtained by the Company. The Company's management is concentrating its effort on marketing the Company's projects and/or licensing its technology.


During June, 2003, the Company memorialized a security interest and tenant forbearance provisions with its landlord, after extensive negotiations, 1160 Building LLC, the owner of the Company's business premises, whereby the landlord was provided additional security interests in consideration for the Company's arrearages for obligations under its premise lease. The agreement provides that effective April 1, 2003, to the extent the Company cannot cure its default for arrearages agreed to surrender its lease in exchange for forgiveness of accrued rent and fees and transfer to 1160 Building LLC of certain personal property of the Company On April 1, 2003, the Company, after extensive negotiations with 1160 Building LLC, the owner of the Company's business premises, agreed to surrender its lease in exchange for forgiveness of accrued rent and fees and transfer to 1160 Building LLC of certain personal property of the Company. The Company's patents and manufacturing equipment which were subject to outstanding security agreements were not included in the transfer, and the Company will retain the ability to commence manufacture of its product line should a market for the product line develop. The Company's patents and manufacturing equipment which were subject to outstanding security agreements were not included in the transfer, and the Company will retain the ability to commence manufacture of its product line should a market for the product line develop.

On April 1, 2003, the Company, with 1160 Building LLC, the owner of the Company's business premises, agreed to surrender its lease in exchange for forgiveness of accrued rent and fees and transfer to 1160 Building LLC of certain personal property of the Company. The Company's patents and manufacturing equipment which were subject to outstanding security agreements were not included in the transfer, and the Company will retain the ability to commence manufacture of its product line should a market for the product line develop.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2003 the Company had a working capital deficit of $873,607 as compared to a working capital deficit of $438,930 at December 31, 2002. Since January 1998 (Date of Reorganization), the Company has supplemented its working capital needs with the proceeds from the issuance of its common stock and certain notes and has development stage losses which total $19,724,775. The independent accountants' report for the periods ended December 31, 2002 raises substantial doubt about the Company's ability to continue as a going concern.

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

During 2002 and the current period ended June 30, 2003, cash used in continuing operating activities consisted of the net loss, offset by depreciation and amortization, expenses paid with stock and warrants and an increase in accounts payable and accrued expense; additionally, cash used in continuing operations was offset by reductions in accounts receivable, deposits and other assets.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES IN THE FUTURE, AND IT MAY NEVER ACHIEVE PROFITABILITY

As of June 30, 2003 the Company had only limited sales of its photochromic and chemical products. The Company is only now beginning to market its prescriptionable photochromic products to the industry. Due to the need to establish its brand and service, the Company expects to incur increasing sales and marketing, product development and administrative expenses if it is to achieve profitability. As a result, the Company will need to generate significant revenues to achieve and maintain profitability.

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

The Company also expects that it will be required to either defend or settle several small-claims matters arising from past due accounts payable to the Company's trade creditors. In addition, the Company has been notified of a default judgment entered against it by a former customer, and the Company anticipates that it will incur an undetermined amount of legal expenses to reopen the legal proceeding and establish its defenses to the action.

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

In August 2003, effective for arrearages through April 1, 2003 and to cure defaults thereafter and stay further collection efforts through November 30, 2003, the Company has entered into a forbearance agreement with its landlord, a related party, an investment group controlled by the Company's chairman.

1. The Company can defer current rent payments of $ 16,700 per month and cumulative amounts outstanding arrearages totaling approximately $ 195,432 through June 30, 2003 and $ 228,832 as of August 31, 2003.

2. The Company will negotiate, in good faith, and keep the landlord apprised during the forbearance period on a monthly basis through at least November 30, 2003, for the:

          a. Potential transaction whereby the Company would enter into a joint venture agreement with an existing senior manufacturer and/or distributor in the optical industry; or a senior manufacturer and/or distributor of health care products which desires to develop a product in the optical industry, or

          b. The outright sale of the Company's technology, production process, factory contents and assignment of its factory lease, or

          c. Some combination of the above, or other capital event, whereby the Company can cure its arrearages and defaults with its landlord and to continue as a going concern.

ITEM 2. CHANGES IN SECURITIES

         NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5. OTHER INFORMATION

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Certifications Pages 31-34

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INVICTA CORPORATION




September 23, 2003     by: /s/ Louis Gleckel
                       -----------------------------
                       Louis Gleckel, MD
                       Chairman of the Board

September 23, 2003     by: /s/ Alan Yuster
                       -----------------------------
                       Alan Yuster
                       President and Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


September 23, 2003     by: /s/ Kenneth Brown
                       -----------------------------
                      Kenneth Brown, Secretary and Director


September 23, 2003     by: /s/ William J. Reilly
                       -----------------------------
                       William J. Reilly, Treasurer and Director

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

Dated: September 23, 2003


by: /s/ Louis Gleckel
Louis Gleckel, MD, Chairman of the Board

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

Dated: September 23, 2003

by: /s/ Alan Yuster
Alan Yuster, President and Acting CFO

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a)and(b) of Section 1350, Chapter 63 Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Invicta Corporation, a Delaware corporation (the "Company"), does hereby certify, to such officers' knowledge, that:

The Quarterly Report on Form 10QSB for the quarter ended June 30, 2003 (the "Form 10QSB") of the Company fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003



by: /s/ Louis Gleckel

Louis Gleckel, MD, Chairman of the Board

                                  CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a)and(b) of Section 1350, Chapter 63 Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Invicta Corporation, a Delaware corporation (the "Company"), does hereby certify, to such officers' knowledge, that:

The Quarterly Report on Form 10QSB for the quarter ended June 30, 2003 (the "Form 10QSB") of the Company fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2003




by: /s/ Alan Yuster

Alan Yuster, President and Acting CFO